Form 10-Q
period 2007-06-30
SMITH BARNEY TIDEWATER FUTURES FUND LP
filed 2007-08-14
CIK 1140509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2007

OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number 000-52604

SMITH BARNEY TIDEWATER FUTURES FUND L.P.
(Exact name of registrant as specified in its charter)
New York	13-3811113
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
c/o Citigroup Managed Futures LLC 731 Lexington Avenue – 25th Fl. New York, New York 10022
(Address of principal executive offices) (Zip Code)
(212) 559-2011
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer         Accelerated filer         Non-accelerated X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes          No X

As of July 31, 2007, 39,880.5477 Limited Partnership Units were outstanding.

SMITH BARNEY TIDEWATER FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page Number
PART I — Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at June 30, 2007 and December 31, 2006 (unaudited)	3
	Condensed Schedules of Investments at June 30, 2007 and December 31, 2006 (unaudited)	4 – 5
	Statements of Income and Expenses and Partners’ Capital for the three and six months ended June 30, 2007 and 2006 (unaudited)	6
	Statements of Cash Flows for the three and six months ended June 30, 2007 and 2006 (unaudited)	7
	Notes to Financial Statements (unaudited)	8 – 10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11 – 13
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14
Item 4.	Controls and Procedures	15
PART II — Other Information		16

PART I

Item 1. Financial Statements

Smith Barney Tidewater Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	June 30, 2007	December 31, 2006
Assets:
Equity in commodity futures trading account:
Cash (restricted $47,394,235 and $17,495,259 in 2007 and 2006, respectively)	$110,504,304	$79,467,939
Net unrealized appreciation on open futures contracts	10,666,210	6,048,420
Unrealized appreciation on open forward contracts	535,732	277,393
	121,706,246	85,793,752
Interest receivable	349,232	267,950
	$122,055,478	$86,061,702
Liabilities and Partners’ Capital:
Liabilities:
Unrealized depreciation on open forwards contracts	$5,282,114	$62,243
Accrued expenses:
Brokerage commissions	632,522	465,830
Management fees	193,465	142,474
Incentive fees	3,497,877	—
Other	61,559	49,326
Redemptions payable	813,553	2,371,151
	10,481,090	3,091,024
Partners’ Capital:
General Partner 689.7925 and 196.9753 Unit equivalents outstanding in 2007 and 2006, respectively	2,013,546	486,517
Limited Partners, 37,532.9565 and 33,395.2682 Redeemable Units of Limited Partnership Interest outstanding in 2007 and 2006, respectively	109,560,842	82,484,161
	111,574,388	82,970,678
	$122,055,478	$86,061,702

See accompanying Notes to Financial Statements.

Smith Barney Tidewater Futures Fund L.P.
Condensed Schedule of Investments
June 30, 2007
(Unaudited)

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	$3,579,366	3.21%
Energy	118,588	0.11
Grains	2,026,573	1.82
Indices	486,866	0.44
Livestock	(118,840)	(0.11)
Metals	(538,630)	(0.48)
Softs	1,659,339	1.48
Total futures contracts purchased	7,213,262	6.47
Futures Contracts Sold
Currencies	1,241,954	1.11
Energy	(1,020,410)	(0.92)
Grains	350	0.00 *
Indices	(34,770)	(0.03)
Interest Rates U.S.	204,739	0.18
Interest Rates Non-U.S.	3,076,997	2.76
Livestock	379,290	0.34
Softs	(395,202)	(0.35)
Total futures contracts sold	3,452,948	3.09
Unrealized Appreciation on Open Forward Contracts
Metals	535,732	0.48
Total unrealized appreciation on open forward contracts	535,732	0.48
Unrealized Depreciation on Open Forward Contracts
Metals	(5,282,114)	(4.73)
Total unrealized depreciation on open forward contracts	(5,282,114)	(4.73)
Total Fair Value	$5,919,828	5.31%

*	Due to Rounding.

See accompanying Notes to Financial Statements.

Smith Barney Tidewater Futures Fund L.P.
Condensed Schedule of Investments
December 31, 2006
(Unaudited)

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	$886,629	1.07%
Energy	(140,750)	(0.17)
Grains	666,496	0.80
Indices	1,065,722	1.28
Interest Rates U.S.	(52,438)	(0.06)
Interest Rates Non-U.S.	(442,809)	(0.53)
Metals	18,160	0.02
Softs	(7,988)	(0.01)
Total futures contracts purchased	1,993,022	2.40
Futures Contracts Sold
Currencies	654,768	0.79
Energy	239,778	0.29
Indices	(264,900)	(0.32)
Interest Rates U.S.	115,254	0.14
Interest Rates Non-U.S.	3,135,948	3.78
Livestock	408,020	0.49
Softs	(233,470)	(0.28)
Total futures contracts sold	4,055,398	4.89
Unrealized Appreciation on Open Forward Contracts
Metals	277,393	0.33
Total unrealized appreciation on open forward contracts	277,393	0.33
Unrealized Depreciation on Open Forward Contracts
Metals	(62,243)	(0.07)
Total unrealized depreciation on open forward contracts	(62,243)	(0.07)
Total Fair Value	$6,263,570	7.55%

See accompanying Notes to Financial Statements.

Smith Barney Tidewater Futures Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Income:
Net gains (losses) on trading of commodity interests:
Realized gains on closed positions	$28,609,322	$5,246,158	$23,165,200	$16,040,586
Change in unrealized losses on open positions	(2,904,244)	(4,755,265)	(343,742)	(1,736,148)
	25,705,078	490,893	22,821,458	14,304,438
Interest income	959,490	612,381	1,778,326	1,089,921
	26,664,568	1,103,274	24,599,784	15,394,359
Expenses:
Brokerage commissions including clearing fees of $54,847, $27,549, $104,353 and $50,264, respectively	1,830,849	1,186,852	3,299,112	2,282,986
Management fees	531,554	344,370	953,363	661,917
Incentive fees	3,497,877	—	3,497,877	2,491,599
Other	25,380	12,441	49,595	37,225
	5,885,660	1,543,663	7,799,947	5,473,727
Net income (loss)	20,778,908	(440,389)	16,799,837	9,920,632
Additions—Limited Partners	12,083,000	9,599,000	20,828,000	17,376,000
Additions—General Partner	1,161,472	—	1,161,472	—
Redemptions—Limited Partners	(1,746,461)	(1,437,723)	(10,185,599)	(11,048,907)
Net increase in Partners’ Capital	32,276,919	7,720,888	28,603,710	16,247,725
Partners’ Capital, beginning of period	79,297,469	61,546,222	82,970,678	53,019,385
Partners’ Capital, end of period	$111,574,388	$69,267,110	$111,574,388	$69,267,110
Net Asset Value per Redeemable Unit (38,222.7490 and 27,281.6886 Redeemable Units outstanding at June 30, 2007 and 2006, respectively)	$2,919.06	$2,538.96	$2,919.06	$2,538.96
Net income (loss) per Unit of Limited Partnership Interest and General Partner Unit equivalent	$562.26	$(12.33)	$449.12	$388.90

See accompanying Notes to Financial Statements.

Smith Barney Tidewater Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cash flows from operating activities:
Net income (loss)	$20,778,908	$(440,389)	$16,799,837	$9,920,632
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(20,902,451)	(553,205)	(29,898,976)	1,478,612
(Increase) decrease in net unrealized appreciation on open futures positions	(6,120,508)	5,191,649	(4,617,790)	113,707
(Increase) decrease in unrealized appreciation on open forward contracts	13,267,137	432,815	(258,339)	2,394,803
(Increase) decrease in interest receivable	(98,424)	(23,508)	(81,282)	(78,264)
Increase (decrease) in unrealized depreciation on open forward contracts	(4,242,386)	(869,199)	5,219,871	(772,362)
Accrued expenses:
Increase (decrease) in brokerage commissions	191,256	24,577	166,692	81,956
Increase (decrease) in management fees	58,524	7,568	50,991	25,098
Increase (decrease) in incentive fees	3,497,877	(2,491,599)	3,497,877	—
Increase (decrease) in other	2,606	(28,392)	12,233	(3,608)
Net cash provided by (used in) operating activities	6,432,539	1,250,317	(9,108,886)	13,160,574
Cash flows from financing activities:
Proceeds from additions—Limited Partners	12,083,000	9,599,000	20,828,000	17,376,000
Proceeds from additions—General Partner	1,161,472	—	1,161,472	—
Payments for redemptions—Limited Partners	(2,464,836)	(2,133,465)	(11,743,197)	(11,237,934)
Net cash provided by (used in) financing activities	10,779,636	7,465,535	10,246,275	6,138,066
Net change in unrestricted cash	17,212,175	8,715,852	1,137,389	19,298,640
Unrestricted cash, at beginning of period	45,897,894	44,548,749	61,972,680	33,965,961
Unrestricted cash, at end of period	$63,110,069	$53,264,601	$63,110,069	$53,264,601

See accompanying Notes to Financial Statements.

Smith Barney Tidewater Futures Fund L.P.
Notes to Financial Statements
June 30, 2007
(Unaudited)

1.    General:

Smith Barney Tidewater Futures Fund L.P. (the ‘‘Partnership’’) is a limited partnership which was organized on February 23, 1995 under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk.

Citigroup Managed Futures LLC acts as the general partner (the ‘‘General Partner’’) of the Partnership. The Partnership’s commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. As of June 30, 2007, all trading decisions for the Partnership are made by Chesapeake Capital Corporation (the ‘‘Advisor’’).

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2007 and December 31, 2006, and the results of its operations and cash flows for the three and six months ended June 30, 2007 and 2006. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-12G filed with the Securities and Exchange Commission for the year ended December 31, 2006 filed on April 30, 2007.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net realized and unrealized gains (losses) *	$644.76	$(21.21)	$520.78	$472.00
Interest income	25.69	23.31	49.65	42.01
Expenses **	(108.19)	(14.43)	(121.31)	(125.11)
Increase (decrease) for the period	562.26	(12.33)	449.12	388.90
Net Asset Value per Redeemable Unit, beginning of period	2,356.80	2,551.29	2,469.94	2,150.06
Net Asset Value per Redeemable Unit, end of period	$2,919.06	$2,538.96	$2,919.06	$2,538.96
*	Includes brokerage commissions
**	Excludes brokerage commissions

Smith Barney Tidewater Futures Fund L.P.
Notes to Financial Statements
June 30, 2007
(Unaudited)

2.    Financial Highlights Continued:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
Ratios to Average Net Assets:***
Net investment loss before incentive fees****	(5.8)%		(5.6)%		(5.5)%		(6.2)%
Operating expenses	9.7%		9.3%		9.4%		9.7%
Incentive fees	3.6%		—%		3.8%		4.0%
Total expenses	13.3%		9.3%		13.2%		13.7%
Total return:
Total return before incentive fees	27.7%		(0.5)%		21.9%		22.3%
Incentive fees	(3.8	) %	—%		(3.7	) %	(4.2	) %
Total return after incentive fees	23.9%		(0.5	) %	18.2%		18.1%
***	Annualized (other than incentive fee)
****	Interest income less total expenses (exclusive of incentive fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

3.    Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses and Partners’ Capital and are discussed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures positions.

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the six and twelve months ended June 30, 2007 and December 31, 2006, based on a monthly calculation, were $9,836,384 and $4,463,565, respectively. The fair values of these commodity interests, including options thereon, if applicable, at June 30, 2007 and December 31, 2006, were $5,919,828 and $6,263,570, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on other measures of fair value deemed appropriate by the General Partner.

4.    Financial Instrument Risks:

In the normal course of its business, the Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded

Smith Barney Tidewater Futures Fund L.P.
Notes to Financial Statements
June 30, 2007
(Unaudited)

on an exchange or over-the-counter (‘‘OTC’’). Exchange-traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain option contracts.

Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

Market risk is the potential for changes in the value of the financial instruments traded by the Partnership due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership’s risk of loss in the event of counterparty default is typically limited to the amounts recognized as unrealized appreciation in the statements of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has credit risk and concentration risk because the sole counterparty or broker with respect to the Partnership’s assets is CGM.

The General Partner monitors and controls the Partnership’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forward and option positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of June 30, 2007. However, due to the nature of the Partnership’s business, these instruments may not be held to maturity.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation on open futures and forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the second quarter of 2007.

The Partnership’s capital consists of capital contributions, as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading and expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2007, Partnership capital increased 34.5% from $82,970,678 to $111,574,388. This increase was attributable to the net income from operations of $16,799,837, coupled with the addition of 8,194.7281 Redeemable Units of Limited Partnership Interest totaling $20,828,000, and the addition of 492.8172 General Partner Unit equivalents totaling $1,161,472, which was partially offset by the redemption of 4,057.0399 Redeemable Units of Limited Partnership Interest totaling $10,185,599. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the Statements of Financial Condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the period. Realized gains (losses) and changes in unrealized values on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

Foreign currency contracts are those contracts where the Partnership agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Realized gains (losses) and changes in unrealized values on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the Statements of Income and Expenses and Partners’ Capital.

In July 2006, the FASB released FASB Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes’’ (FIN 48). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. The Partnership adopted FIN 48 as of January 1, 2007, and the application of this standard did not impact the financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 157, fair value measurements. This accounting standard establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and the interim periods within those fiscal years. As of June 30, 2007, the Partnership is still evaluating the impact the adoption of SFAS No. 157 will have on the financial statement amounts; however, additional disclosures will be required about the inputs used to develop the measurements and the effect of certain measurements on changes in Partners’ Capital for the period.

Results of Operations

During the Partnership’s second quarter of 2007, the Net Asset Value per Redeemable Unit increased 23.9% from $2,356.80 to $2,919.06 as compared to a decrease of 0.5% in the second quarter of 2006. The Partnership experienced net gains on trading of commodity interests before brokerage commissions and related fees in the second quarter of 2007 of $25,705,078. Gains were primarily attributable to the trading of commodity futures in currencies, energy, grains, U.S. and Non-U.S. interest rates, softs and indices and were partially offset by losses in livestock and metals. The Partnership experienced net gains on trading of commodity interests before brokerage commissions and related fees in the second quarter of 2006 of $490,893. Gains were primarily attributable to the trading of commodity futures in energy, U.S. and non-U.S. interest rates and metals and were partially offset by losses in currencies, grains, livestock, softs and indices.

The second quarter presented a favorable trading environment to the trading advisor, as trends emerged in several sectors, most notably in fixed income, stock indices and currencies. Inflationary pressures remained high in several economies as they continued to show strong growth characteristics and resilience even as the central banks increased the interest rates or kept them high relative to recent past. The Partnership registered minor losses in trading agricultural products and metals while it posted gains in currencies, energy, fixed income and stock indices.

In the currency market, strong trends emerged as the Japanese yen weakened relative to the U.S. Dollar. The Partnership was favorably positioned to register gains by capturing this trend through the quarter. In the fixed income sector, gains were realized as the economic data suggested continued growth and elevated inflationary pressures in several major world economies. As the global stock indices continued to reach new record levels, the Partnership was favorably positioned to profit from the trends in this sector. Modest gains were also realized in the energy sector.

Trading in metals was not profitable as losses were registered in base metals as prices fell from record levels. Minor losses were also registered in agricultural sector due to unfavorable trading environment.

During the Partnership’s six months ended June 30, 2007, the Net Asset Value per Redeemable Unit increased 18.2% from $2,469.94 to $2,919.06 as compared to an increase of 18.1% for the six months ended June 30, 2006. The Partnership experienced net gains on trading of commodity interests before brokerage commissions and related fees during the six months of June 30, 2007 of $22,821,458. Gains were primarily attributable to the trading of commodity futures in currencies, non-U.S. interest rates, softs and indices and were partially offset by losses in energy, grains, U.S. interest rates, livestock and metals. The Partnership experienced net gains on trading of commodity interests before brokerage commissions, and related fees during the six months ended June 30, 2006 of $14,304,438. Gains were primarily attributable to the trading of commodity futures in energy, U.S. and non-U.S. interest rates, metals, softs and indices and were partially offset by losses in currencies, grains and livestock.

Commodity futures markets are highly volatile. The potential for broad and rapid price fluctuations increases the risks involved in commodity trading, but also increases the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisor to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisor is able to identify them, the Partnership expects to increase capital through operations.

Interest income on 80% of the Partnership’s daily average equity maintained in cash was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Partnership’s assets in cash and/or place all of the Partnership’s assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three and six months ended June 30, 2007 increased by $347,109 and $688,405, respectively, as compared to the corresponding periods in 2006. The increase is due to higher average adjusted net assets rates during the three and six months ended June 30, 2007 as compared to the corresponding periods in 2006.

Brokerage commissions are calculated on the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and six months ended June 30, 2007 increased by $643,997 and $1,016,126, respectively, as compared to the corresponding periods in 2006. The increase in brokerage commissions and fees is due to higher average adjusted net assets during the three and six months ended June 30, 2007 as compared to the corresponding periods in 2006.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and six months ended June 30, 2007 increased by $187,184 and $291,446, respectively, as compared to the corresponding periods in 2006. The increase in management fees is due to higher average adjusted net assets during the three and six months ended June 30, 2007 as compared to the corresponding periods in 2006.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. Trading performance for the three and six months ended June 30, 2007 resulted in incentive fees of $3,497,877. Trading performance for the three and six months ended June 30, 2006 resulted in incentive fees of $0 and $2,491,599, respectively.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Partnership is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes, and all or substantially all of the Partnership’s assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership’s main line of business.

Market movements result in frequent changes in the fair market value of the Partnership’s open positions and, consequently, in its earnings and cash flow. The Partnership’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership’s open positions and the liquidity of the markets in which it trades.

The Partnership rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership’s past performance is not necessarily indicative of its future results.

Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership’s experience to date (i.e., ‘‘risk of ruin’’). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership’s losses in any market sector will be limited to Value at Risk or by the Partnership’s attempts to manage its market risk.

Exchange maintenance margin requirements have been used by the Partnership as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to Value at Risk.

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2007 and the highest, lowest and average values during the three months ended June 30, 2007. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of June 30, 2007, the Partnership’s total capitalization was $111,574,388. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-12G for the year ended December 31, 2006 filed on April 30, 2007.

June 30, 2007
(Unaudited)

			Three Months Ended June 30, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
—Exchange Traded Contracts	$2,162,470	1.94%	$2,278,015	$341,878	$1,875,271
—OTC Contracts	10,883,184	9.75%	11,151,331	3,152,881	6,567,506
Energy	643,787	0.58%	1,111,075	449,200	703,158
Grains	1,584,190	1.42%	1,945,150	1,559,320	1,682,405
Interest Rates U.S.	952,800	0.85%	956,800	88,934	529,910
Interest Rates Non-U.S.	5,075,493	4.55%	5,187,857	4,640,510	5,006,446
Livestock	317,145	0.29%	317,145	244,582	271,347
Metals:
—Exchange Traded Contracts	540,000	0.49%	643,500	540,000	588,833
—OTC Contracts	3,809,213	3.41%	4,090,753	2,229,581	3,721,739
Softs	2,331,385	2.09%	2,379,522	1,066,700	1,954,819
Indices	12,028,916	10.78%	12,059,917	8,972,798	11,307,196
Total	$40,328,583	36.15%
*	Average of month-end Values at Risk

Item 4.    Controls and Procedures

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2007 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

The Partnership’s internal control over financial reporting is a process under the supervision of the General Partner’s CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. These controls include policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

•	provide reasonable assurance that (i) transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and (ii) the Partnership’s receipts are handled and expenditures are made only pursuant to authorizations of the General Partner; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Item 8, ‘‘Legal Proceedings’’ in the Partnership’s Registration Statement on Form 10-12G filed on April 30, 2007.

Research

Customer Class Actions.

On May 3, 2007, the District Court remanded DISHER V. CITIGROUP GLOBAL MARKETS, INC., to Illinois state court.  On June 13, 2007, Citigroup moved in state court to dismiss the action.

Mutual Funds

In May 2007, CGMI finalized its settlement agreement with the NYSE and the New Jersey Bureau of Securities on the matter related to its market-timing practices prior to September 2003.

IPO Securities Litigation

On May 18, 2007, the Second Circuit denied plaintiffs’ petition for rehearing en banc of the Second Circuit’s decision reversing the district court’s class certification.

IPO Antitrust Litigation

On June 18, 2007, the United States Supreme Court ruled that the securities law precludes application of the antitrust laws to the claims asserted by plaintiffs, effectively terminating the litigation.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Item 1A. ‘‘Risk Factors’’ in our Registration Statement on Form 10-12G filed on April 30, 2007.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended June 30, 2007, there were additional sales of 5,196.7283 Redeemable Units totaling $13,244,472. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options and forwards contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2007 - April 30, 2007	153.2665	$2,595.59	N/A	N/A
May 1, 2007 - May 31, 2007	188.2564	$2,842.35	N/A	N/A
June 1, 2007 - June 30, 2007	278.7036	$2,919.06	N/A	N/A
	620.2265	$2,785.67
*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on 10 days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption but to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day.

Item 3.    Defaults Upon Senior Securities – None

Item 4.    Submission of Matters to a Vote of Security Holders – None

Item 5.    Other Information – None

Item 6.    Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership’s Registration Statement on Form 10-12G filed on April 30, 2007.

Exhibit – 31.1 – Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).

Exhibit – 31.2 – Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director).

Exhibit – 32.1 – Section 1350 Certification (Certification of President and Director).

Exhibit – 32.2 – Section 1350 Certification (Certification of Chief Financial Officer and Director).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMITH BARNEY TIDEWATER FUTURES FUND L.P.

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ Jerry Pascucci
Jerry Pascucci President and Director
Date:	August 14, 2007
By:	/s/ Jennifer Magro
Jennifer Magro Chief Financial Officer and Director
Date:	August 14, 2007