Form 10-Q
period 2007-09-30
SMITH BARNEY TIDEWATER FUTURES FUND LP
filed 2007-11-14
CIK 1140509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2007

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

Yes          No X

As of October 31, 2007, 42,930.9496 Limited Partnership Units were outstanding.

SMITH BARNEY TIDEWATER FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page Number
PART I — Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at September 30, 2007 and December 31, 2006 (unaudited)	3
	Condensed Schedules of Investments at September 30, 2007 and December 31, 2006 (unaudited)	4 – 5
	Statements of Income and Expenses and Partners’ Capital for the three and nine months ended September 30, 2007 and 2006 (unaudited)	6
	Statements of Cash Flows for the three and nine months ended September 30, 2007 and 2006 (unaudited)	7
	Notes to Financial Statements (unaudited)	8 – 10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11 – 13
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14
Item 4.	Controls and Procedures	15
PART II — Other Information		16

PART I

Item 1. Financial Statements

Smith Barney Tidewater Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	September 30, 2007	December 31, 2006
Assets:
Equity in commodity futures trading account:
Cash (restricted $11,471,844 and $17,495,259 in 2007 and 2006, respectively)	$60,838,103	$79,467,939
Net unrealized appreciation on open futures contracts	6,524,208	6,048,420
Unrealized appreciation on open forward contracts	499,474	277,393
	67,861,785	85,793,752
Interest receivable	176,855	267,950
	$68,038,640	$86,061,702
Liabilities and Partners’ Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$1,308,107	$62,243
Accrued expenses:
Brokerage commissions	361,457	465,830
Management fees	—	142,474
Other	6,403	49,326
Redemptions payable	218,945	2,371,151
	1,894,912	3,091,024
Partners’ Capital:
General Partner 689.7925 and 196.9753 Unit equivalents outstanding in 2007 and 2006, respectively	1,059,597	486,517
Limited Partners, 42,369.5764 and 33,395.2682 Redeemable Units of Limited Partnership Interest outstanding in 2007 and 2006, respectively	65,084,131	82,484,161
	66,143,728	82,970,678
	$68,038,640	$86,061,702

See accompanying Notes to Financial Statements.

Smith Barney Tidewater Futures Fund L.P.
Condensed Schedule of Investments
September 30, 2007
(Unaudited)

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	$377,096	0.57%
Currencies	1,458,266	2.20
Grains	2,598,199	3.93
Indices	1,053,260	1.59
Interest Rates U.S.	(72,700)	(0.11)
Interest Rates Non-U.S.	(15,231)	(0.02)
Livestock	(9,760)	(0.02)
Metals	247,090	0.37
Softs	64,362	0.10
Total futures contracts purchased	5,700,582	8.61
Futures Contracts Sold
Currencies	806,941	1.22
Indices	78,705	0.12
Interest Rates Non-U.S.	(53,403)	(0.08)
Livestock	129,820	0.20
Softs	(138,437)	(0.21)
Total futures contracts sold	823,626	1.25
Unrealized Appreciation on Open Forward Contracts
Metals	499,474	0.76
Total unrealized appreciation on forward contracts	499,474	0.76
Unrealized Depreciation on Open Forward Contracts
Metals	(1,308,107)	(1.98)
Total unrealized depreciation on forward contracts	(1,308,107)	(1.98)
Total Fair Value	$5,715,575	8.64%

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

See accompanying Notes to Financial Statements.

Smith Barney Tidewater Futures Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed positions	$(56,003,003)	$(9,547,818)	$(32,837,803)	$6,492,768
Change in net unrealized losses on open positions	(204,253)	(3,065,665)	(547,995)	(4,801,813)
	(56,207,256)	(12,613,483)	(33,385,798)	1,690,955
Interest income	805,502	701,672	2,583,828	1,791,593
	(55,401,754)	(11,911,811)	(30,801,970)	3,482,548
Expenses:
Brokerage commissions including clearing fees of $77,088, $31,036, $181,441 and $81,300, respectively	1,346,206	1,198,554	4,645,318	3,481,540
Management fees	374,513	345,920	1,327,876	1,007,837
Incentive fees	—	—	3,497,877	2,491,599
Other	26,949	12,441	76,544	49,666
	1,747,668	1,556,915	9,547,615	7,030,642
Management fees waived	(110,604)	—	(110,604)	—
Net Expenses	1,637,064	1,556,915	9,437,011	7,030,642
Net loss	(57,038,818)	(13,468,726)	(40,238,981)	(3,548,094)
Additions—Limited Partners	14,093,000	11,726,000	34,921,000	29,102,000
Additions—General Partner	—	—	1,161,472	—
Redemptions—Limited Partners	(2,484,842)	(832,366)	(12,670,441)	(11,881,273)
Net increase (decrease) in Partners’ Capital	(45,430,660)	(2,575,092)	(16,826,950)	13,672,633
Partners’ Capital, beginning of period	111,574,388	69,267,110	82,970,678	53,019,385
Partners’ Capital, end of period	$66,143,728	$66,692,018	$66,143,728	$66,692,018
Net Asset Value per Redeemable Unit (43,059.3689 and 31,705.5229 Redeemable Units outstanding at September 30, 2007 and 2006, respectively)	$1,536.11	$2,103.48	$1,536.11	2,103.48
Net loss per Unit of Limited Partnership Interest and General Partner Unit equivalent	$(1,382.95)	$(435.48)	$(933.83)	$(46.58)

See accompanying Notes to Financial Statements.

Smith Barney Tidewater Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cash flows from operating activities:
Net loss	$(57,038,818)	$(13,468,726)	$(40,238,981)	$(3,548,094)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	35,922,391	(649,116)	6,023,415	829,496
(Increase) decrease in net unrealized appreciation on open futures contracts	4,142,002	886,768	(475,788)	1,000,475
(Increase) decrease in unrealized appreciation on open forward contracts	36,258	4,840,136	(222,081)	7,234,939
(Increase) decrease in interest receivable	172,377	(14,614)	91,095	(92,878)
Increase (decrease) in unrealized depreciation on open forward contracts	(3,974,007)	(2,661,239)	1,245,864	(3,433,601)
Accrued expenses:
Increase (decrease) in brokerage commissions	(271,065)	(13,568)	(104,373)	68,388
Increase (decrease) in management fees	(193,465)	(4,112)	(142,474)	20,986
Increase (decrease) in incentive fees	(3,497,877)	—	—	—
Increase (decrease) in other	(55,156)	(23,883)	(42,923)	(27,491)
Net cash provided by (used in) operating activities	(24,757,360)	(11,108,354)	(33,866,246)	2,052,220
Cash flows from financing activities:
Proceeds from additions—Limited Partners	14,093,000	11,726,000	34,921,000	29,102,000
Proceeds from additions—General Partner	—	—	1,161,472	—
Payments for redemptions—Limited Partners	(3,079,450)	(720,701)	(14,822,647)	(11,958,635)
Net cash provided by financing activities	11,013,550	11,005,299	21,259,825	17,143,365
Net change in unrestricted cash	(13,743,810)	(103,055)	(12,606,421)	19,195,585
Unrestricted cash, at beginning of period	63,110,069	53,264,601	61,972,680	33,965,961
Unrestricted cash, at end of period	$49,366,259	$53,161,546	$49,366,259	$53,161,546

See accompanying Notes to Financial Statements.

Smith Barney Tidewater Futures Fund L.P.
Notes to Financial Statements
September 30, 2007
(Unaudited)

1.    General:

Smith Barney Tidewater Futures Fund L.P. (the ‘‘Partnership’’) is a limited partnership which was organized on February 23, 1995 under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership privately and continuously offers up to 100,000 units of limited partnership interest (‘‘Redeemable Units’’) in the Partnership to qualified investors. There is no maximum number of units that may be sold by the Partnership.

Citigroup Managed Futures LLC acts as the general partner (the ‘‘General Partner’’) of the Partnership. The Partnership’s commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. As of September 30, 2007, all trading decisions for the Partnership are made by Chesapeake Capital Corporation (the ‘‘Advisor’’). As of September 1, 2007, the Advisor has agreed to temporarily waive the monthly management fee it receives from Smith Barney Tidewater Futures Fund L.P. Such waiver of the management fee will remain in effect through December 31, 2007.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2007 and December 31, 2006, and the results of its operations, changes in Partners’ Capital and cash flows for the three and nine months ended September 30, 2007 and 2006. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-12G filed with the Securities and Exchange Commission for the year ended December 31, 2006 filed on April 30, 2007.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net realized and unrealized gains (losses) *	$(1,395.22)	$(446.58)	$(874.44)	$25.42
Interest income	19.28	22.70	68.93	64.71
Expenses **	(7.01)	(11.60)	(128.32)	(136.71)
Decrease for the period	(1,382.95)	(435.48)	(933.83)	(46.58)
Net Asset Value per Redeemable Unit, beginning of period	2,919.06	2,538.96	2,469.94	2,150.06
Net Asset Value per Redeemable Unit, end of period	$1,536.11	$2,103.48	$1,536.11	$2,103.48
*	Includes brokerage commissions
**	Excludes brokerage commissions

Smith Barney Tidewater Futures Fund L.P.
Notes to Financial Statements
September 30, 2007
(Unaudited)

2.    Financial Highlights Continued:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007		2006	2007		2006
Ratios to Average Net Assets:***
Net investment loss before incentive fees****	(4.0	)%*****	(4.9)%	(5.2	)%*****	(5.8)%
Operating expenses	7.8	%*****	9.0%	9.2	%*****	9.5%
Incentive fees	—%		—%	4.0%		3.9%
Total expenses	7.8%		9.0%	13.2%		13.4%
Total return:
Total return before incentive fees	(47.4)%		(17.2)%	(34.5)%		1.5%
Incentive fees	—%		—%	(3.3)%		(3.7)%
Total return after incentive fees	(47.4)%		(17.2)%	(37.8)%		(2.2)%
***	Annualized (other than incentive fee)
****	Interest income less total expenses (exclusive of incentive fees)
*****	Percentages are after management fee waivers. The Advisor voluntarily waived its monthly management fee (equal to 1/6 of 1% (2% per year) of average net assets as of September 1, 2007 and will remain in effect through December 31, 2007.

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

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the nine and twelve months ended September 30, 2007 and December 31, 2006, based on a monthly calculation, were $5,162,574 and $4,463,565, respectively. The fair values of these commodity interests, including options thereon, if applicable, at September 30, 2007 and December 31, 2006, were $5,715,575 and $6,263,570, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on other measures of fair value deemed appropriate by the General Partner.

4.    Financial Instrument Risks:

In the normal course of its business, the Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an

Smith Barney Tidewater Futures Fund L.P.
Notes to Financial Statements
September 30, 2007
(Unaudited)

underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (‘‘OTC’’). Exchange-traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain option contracts.

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

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Partnership’s business, these instruments may not be held to maturity.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation on open futures and forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the third quarter of 2007.

The Partnership’s capital consists of capital contributions, as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading and expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2007, Partnership capital decreased 20.3% from $82,970,678 to $66,143,728. This decrease was attributable to the net loss from operations of $40,238,981, coupled with the redemption of 5,246.2190 Redeemable Units of Limited Partnership Interest totaling $12,670,441, which was partially offset by the addition of 14,220.5272 Redeemable Units of Limited Partnership Interest totaling $34,921,000, and the addition of 492.8172 General Partner Unit equivalents totaling $1,161,472. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on the trade date and open contracts are recorded in the Statements of Financial Condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the period. Realized gains (losses) and changes in unrealized values on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

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

In July 2006, the Financial Accounting Standards Board (‘‘FASB’’) released FASB Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes’’ (FIN 48). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. The Partnership adopted FIN 48 as of January 1, 2007, and the application of this standard did not impact the financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 157, ‘‘Fair Value Measurements’’. This accounting standard establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and the interim periods within those fiscal years. As of September 30, 2007, the Partnership is still evaluating the impact the adoption of SFAS No. 157 will have on the financial statement amounts; however, additional disclosures will be required about the inputs used to develop the measurements and the effect of certain measurements on changes in Partners’ Capital for the period.

Results of Operations

During the Partnership’s third quarter of 2007, the Net Asset Value per Redeemable Unit decreased 47.4% from $2,919.06 to $1,536.11 as compared to a decrease of 17.2% in the third quarter of 2006. The Partnership experienced a net trading loss (comprised of net realized losses on closed positions and changed in unrealized losses on open positions) before brokerage commissions and related fees in the third quarter of 2007 of $56,207,256. Losses were primarily attributable to the trading of commodity futures in currencies, energy, U.S. and Non-U.S. interest rates, livestock, metals, softs and indices and were partially offset by gains in grains. The Partnership experienced a net trading loss before brokerage commissions and related fees in the third quarter of 2006 of $12,613,483. Losses were primarily attributable to the trading of commodity futures in currencies, energy, grains, U.S. and Non-U.S. interest rates, livestock, metals and softs and were partially offset by gains in indices.

Third quarter results were impacted by widespread economic concerns related to sub-prime mortgage lending issues resonated throughout the capital and commodity markets. The Partnership registered the largest drawdown since inception from unexpected jump in correlation among traditionally uncorrelated markets where losses accumulated.

In currency markets, losses were primarily incurred in Japanese yen and Swiss francs trades. High non-directional volatility was seen especially in Japanese yen due to the brief unwinding of the currency carry trade. In the energy sector, losses were incurred due to trades in crude oil as the prices reversed from historic highs before reaching exchange-listed record highs again later in the quarter. In the fixed income sector, losses were caused by reversal of well-established trends due to widespread uncertainty as the markets speculated the future direction of the interest rates, especially in Europe. In the metals sector, trading in base metals such as copper, nickel and zinc contributed to the losses due to widespread selling on concerns of global growth. Losses were also encountered in the stock indices as concerns of economic weakness dominated the markets and previously established long-term trends were broken. Trading in agricultural softs such as cocoa, cotton and coffee also contributed to the losses.

Gains were also registered in grains, especially in wheat as strong technical trends continued to push the prices to new highs.

The Fund’s net asset value declined 42.66% in August 2007, following a loss of 16.85% in July 2007. The losses were largely attributable to extreme market events during July and August, which adversely affected nearly every position held by the Fund.

As a result of these circumstances, and after consultation with the general partner, Chesapeake temporarily reduced the overall leverage of the Diversified 2XL Program by 50% beginning August 16, 2007. Effective October 1, 2007, Chesapeake increased the current overall leverage of the Diversified 2XL Program to 62.5% of its normal level. Chesapeake, from time to time, may further increase the Fund’s leverage up to 100% of the Program’s normal level.

Chesapeake has waived its management fee as of September 1, 2007 through December 31, 2007.

During the Partnership’s nine months ended September 30, 2007, the Net Asset Value per Redeemable Unit decreased 37.8% from $2,469.94 to $1,536.11 as compared to a decrease of 2.2% for the nine months ended September 30, 2006. The Partnership experienced a net trading loss (comprised of net realized losses on closed positions and changed in unrealized losses on open positions) before brokerage commissions and related fees during the nine months of September 30, 2007 of $33,385,798. Losses were primarily attributable to the trading of commodity futures in currencies, energy, U.S. and Non-U.S. interest rates, livestock, metals, softs and indices and were partially offset by gains in grains. The Partnership experienced a net trading gain before brokerage commissions, and related fees during the nine months ended September 30, 2006 of $1,690,955. Gains were primarily attributable to the trading of commodity futures in U.S. interest rates, metals and indices and were partially offset by losses in currencies, energy, grains, non-U.S. interest rates, livestock and softs.

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

Interest income on 80% of the Partnership’s daily average equity maintained in cash was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Partnership’s assets in cash and/or place all of the Partnership’s assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three and nine months ended September 30, 2007 increased by $103,830 and $792,235, respectively, as compared to the corresponding periods in 2006. The increase is due to higher average adjusted net assets during the three and nine months ended September 30, 2007 as compared to the corresponding periods in 2006.

Brokerage commissions are calculated on the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and nine months ended September 30, 2007 increased by $147,652 and $1,163,778, respectively, as compared to the corresponding periods in 2006. The increase in brokerage commissions and fees is due to higher average adjusted net assets during the three and nine months ended September 30, 2007 as compared to the corresponding periods in 2006.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and nine months ended September 30, 2007 increased by $28,593 and $320,039, respectively, as compared to the corresponding periods in 2006. The increase in management fees is due to higher average adjusted net assets during the three and nine months ended September 30, 2007 as compared to the corresponding periods in 2006. As of September 1, 2007, the Advisor has agreed to temporarily waive the monthly management fee it receives from Smith Barney Tidewater Futures Fund L.P. Such waiver of the management fee will remain in effect through December 31, 2007.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. Trading performance for the three and nine months ended September 30, 2007 resulted in incentive fees of $0 and $3,497,877, respectively. Trading performance for the three and nine months ended September 30, 2006 resulted in incentive fees of $0 and $2,491,599, respectively.

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

Market movements result in frequent changes in the fair value of the Partnership’s open positions and, consequently, in its earnings and cash flow. The Partnership’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership’s open positions and the liquidity of the markets in which it trades.

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

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2007 and the highest, lowest and average values during the three months ended September 30, 2007. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of September 30, 2007, the Partnership’s total capitalization was $66,143,728. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-12G filed on April 30, 2007 for the year ended December 31, 2006.

September 30, 2007
(Unaudited)

			Three Months Ended September 30, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
—Exchange Traded Contracts	$562,262	0.85%	$2,430,755	$284,069	$1,089,797
—OTC Contracts	2,612,589	3.95%	12,039,702	402,668	4,896,309
Energy	857,000	1.30%	1,972,000	197,000	984,167
Grains	731,600	1.11%	2,844,100	497,000	1,363,983
Interest Rates U.S.	169,500	0.25%	2,301,980	32,270	296,123
Interest Rates Non-U.S.	1,274,103	1.93%	5,967,191	594,278	2,504,444
Livestock	174,700	0.26%	369,775	24,765	137,068
Metals:
—Exchange Traded Contracts	180,000	0.27%	584,500	10,000	257,333
—OTC Contracts	330,868	0.50%	4,191,133	208,755	1,337,951
Softs	628,515	0.95%	2,523,951	383,833	1,151,243
Indices	2,024,258	3.06%	14,226,132	1,201,040	5,436,034
Total	$9,545,395	14.43%
*	Average of month-end Values at Risk

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2007 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

The Partnership’s internal control over financial reporting is a process under the supervision of the General Partner’s CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. These controls include policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

•	provide reasonable assurance that (i) transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and (ii) the Partnership’s receipts are handled and expenditures are made only pursuant to authorizations of the General Partner; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Item 8, ‘‘Legal Proceedings’’ in the Partnership’s Registration Statement on Form 10-12G filed on April 30, 2007 and for the quarter ended June 30, 2007.

Enron-Related Civil Actions

On August 27, 2007, the District Court for the Southern District of New York in In Re. Enron Corp. reversed the rulings of the federal bankruptcy court that certain bankruptcy claims held by Citigroup transferees could be equitably subordinated or disallowed solely because of the alleged misconduct of Citigroup, and remanded for further proceedings.

IPO Regulatory Inquiries

On August 14, 2007, plaintiffs filed amended complaints in the six focus cases as well as amended master allegations for all cases in the coordinated proceedings. On September 27, 2007, plaintiffs filed a motion to certify new classes in the six focus cases.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Item 1A. ‘‘Risk Factors’’ in our Registration Statement on Form 10-12G filed on April 30, 2007 and for the quarter ended June 30, 2007.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September 30, 2007, there were additional sales of 6,025.7990 Redeemable Units totaling $14,093,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options and forwards contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2007 - July 31, 2007	781.4983	$2,427.22	N/A	N/A
August 1, 2007 - August 31, 2007	265.1487	$1,391.78	N/A	N/A
September 1, 2007 - September 30, 2007	142.5321	$1,536.11	N/A	N/A
	1,189.1791	$1,785.04
*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on 10 days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption but to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.
**	Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day.

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

SMITH BARNEY TIDEWATER FUTURES FUND L.P.

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ Jerry Pascucci
Jerry Pascucci President and Director
Date:	November 14, 2007
By:	/s/ Jennifer Magro
Jennifer Magro Chief Financial Officer and Director
Date:	November 14, 2007