Form 10-K/A
period 2007-12-31
SMITH BARNEY TIDEWATER FUTURES FUND LP
filed 2008-03-31
CIK 1140509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1 to Form 10-K

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A (‘‘Amendment No. 1’’) amends the Annual Report for Smith Barney Tidewater Futures Fund L.P. filed on Form 10-K for the year ended December 31, 2007, as initially filed with the Securities and Exchange Commission (the ‘‘SEC’’) on March 28, 2008 (the ‘‘Original Report’’). This Amendment No. 1 amends Part II, Item 8: ‘‘Financial Statements and Supplementary Data’’ to correct the page numbering of the financial statements. This Amendment No. 1 otherwise describes conditions as of the date of the Original Report and has not been updated to disclose events that may have occurred at a later date.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 31st day of March 2008.

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