Form 10-Q
period 2008-06-30
SMITH BARNEY TIDEWATER FUTURES FUND LP
filed 2008-08-14
CIK 1140509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2008

OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to                .

Commission File Number 000-52604

SMITH BARNEY TIDEWATER FUTURES FUND L.P.
(Exact name of registrant as specified in its charter)

New York	13-3811113

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.	)

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

Yes X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

 Large accelerated filer    Accelerated filer    Non-accelerated filer X  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes       No X

As of July 31, 2008, 35,032.9321 Limited Partnership Units were outstanding.

SMITH BARNEY TIDEWATER FUTURES FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Smith Barney Tidewater Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	June 30,	December 31,
	2008	2007

Assets:
Equity in commodity futures trading account:
Cash (restricted $13,226,726 and $11,753,495 in 2008 and 2007, respectively)	$77,894,617	$64,565,758
Net unrealized appreciation on open futures contracts	6,163,677	3,907,173
Unrealized appreciation on open forward contracts	297,894	109,033

	84,356,188	68,581,964
Interest receivable	93,629	133,281

Total assets	$84,449,817	$68,715,245

Liabilities and Partners’ Capital:

Liabilities:
Unrealized depreciation on open forward contracts	$4,963	$463,237
Accrued expenses:
Brokerage commissions	457,410	369,698
Management fees	139,890	—
Other	53,678	34,623
Redemptions payable	1,192,963	1,875,612

Total liabilities	1,848,904	2,743,170

Partners’ Capital:
General Partner, 1,211.0353 and 689.7925 Unit equivalents outstanding in 2008 and 2007, respectively	2,670,006	1,139,627
Limited Partners, 36,254.2839 and 39,241.8150 Redeemable Units of Limited Partnership Interest outstanding in 2008 and 2007, respectively	79,930,907	64,832,448

Total partners’ capital	82,600,913	65,972,075

Total liabilities and partners’ capital	$84,449,817	$68,715,245

See accompanying Notes to Financial Statements.

Smith Barney Tidewater Futures Fund L.P.
Schedule of Investments
June 30, 2008
(Unaudited)

		% of Partners’
	Fair Value	Capital

Futures Contracts Purchased
Energy	$996,687	1.21%
Currencies	870,863	1.05
Grains	1,211,550	1.47
Indices	(44,879)	(0.05)
Interest Rates-U.S.	(64,328)	(0.08)
Interest Rates Non-U.S.	37,934	0.05
Metals	197,075	0.24
Softs	1,929,092	2.33

Total futures contracts purchased	5,133,994	6.22

Futures Contracts Sold
Currencies	261,614	0.32
Indices	776,834	0.94
Interest Rates Non-U.S.	182,805	0.22
Livestock	(88,610)	(0.11)
Softs	(102,960)	(0.12)

Total futures contracts sold	1,029,683	1.25

Unrealized Appreciation on Open Forward Contracts
Metals	297,894	0.36

Total unrealized appreciation on open forward contracts	297,894	0.36

Unrealized Depreciation on Open Forward Contracts
Metals	(4,963)	(0.01)

Total unrealized depreciation on open forward contracts	(4,963)	(0.01)

Total fair value	$6,456,608	7.82%

See accompanying Notes to Financial Statements.

Smith Barney Tidewater Futures Fund L.P.
Schedule of Investments
December 31, 2007
(Unaudited)

		% of Partners’
	Fair Value	Capital

Futures Contracts Purchased
Currencies	$547,906	0.83%
Energy	540,652	0.82
Grains	1,996,515	3.03
Indices	41,706	0.06
Interest Rates U.S.	91,642	0.14
Interest Rates Non-U.S.	(52,122)	(0.08)
Metals	170,900	0.26
Softs	411,050	0.62

Total futures contracts purchased	3,748,249	5.68

Futures Contracts Sold
Currencies	31,697	0.05
Indices	28,092	0.04
Interest Rates Non-U.S.	298,779	0.45
Livestock	174,040	0.26
Softs	(373,684)	(0.56)

Total futures contracts sold	158,924	0.24

Unrealized Appreciation on Open Forward Contracts
Metals	109,033	0.17

Total unrealized appreciation on open forward contracts	109,033	0.17

Unrealized Depreciation on Open Forward Contracts
Metals	(463,237)	(0.70)

Total unrealized depreciation on open forward contracts	(463,237)	(0.70)

Total fair value	$3,552,969	5.39%

See accompanying Notes to Financial Statements.

Smith Barney Tidewater Futures Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed positions	$6,022,027	$28,609,322	$22,142,925	$23,165,200
Change in net unrealized gains (losses) on open positions	7,277,299	(2,904,244)	2,903,639	(343,742)

Gain (loss) from trading, net	13,299,326	25,705,078	25,046,564	22,821,458
Interest income	220,339	959,490	537,479	1,778,326

Total income (loss)	13,519,665	26,664,568	25,584,043	24,599,784

Expenses:
Brokerage commissions including clearing fees of $18,627, $54,847, $38,359 and $104,353, respectively	1,302,577	1,830,849	2,629,967	3,299,112
Management fees	386,354	531,554	781,299	953,363
Incentive fees	—	3,497,877	—	3,497,877
Other expenses	51,726	25,380	97,139	49,595

Total expenses	1,740,657	5,885,660	3,508,405	7,799,947

Net income (loss)	11,779,008	20,778,908	22,075,638	16,799,837
Additions—Limited Partners	2,263,000	12,083,000	6,715,000	20,828,000
Additions—General Partner	—	1,161,472	886,660	1,161,472
Redemptions—Limited Partners	(5,913,422)	(1,746,461)	(13,048,460)	(10,185,599)

Net increase (decrease) in Partners’ Capital	8,128,586	32,276,919	16,628,838	28,603,710
Partners’ Capital, beginning of period	74,472,327	79,297,469	65,972,075	82,970,678

Partners’ Capital, end of period	82,600,913	111,574,388	82,600,913	$111,574,388

Net Asset Value per Unit (37,465.3192 and 38,222.7490 Units outstanding at June 30, 2008 and 2007, respectively)	$2,204.73	$2,919.06	$2,204.73	$2,919.06

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$310.23	$562.26	$552.60	$449.12

See accompanying Notes to Financial Statements.

Smith Barney Tidewater Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Cash flows from operating activities:
Net income (loss)	$11,779,008	$20,778,908	$22,075,638	$16,799,837
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	2,183,725	(20,902,451)	(1,473,231)	(29,898,976)
(Increase) decrease in net unrealized appreciation on open futures contracts	(6,163,677)	(6,120,508)	(2,256,504)	(4,617,790)
(Increase) decrease in unrealized appreciation on open forward contracts	(267,063)	13,267,137	(188,861)	(258,339)
(Increase) decrease in interest receivable	(17,303)	(98,424)	39,652	(81,282)
Increase (decrease) in unrealized depreciation on open futures contracts	(737,401)	—	—	—
Increase (decrease) in unrealized depreciation on open forward contracts	(109,158)	(4,242,386)	(458,274)	5,219,871
Accrued expenses:
Increase (decrease) in brokerage commissions	30,313	191,256	87,712	166,692
Increase (decrease) in management fees	9,257	58,524	139,890	50,991
Increase (decrease) in incentive fees	—	3,497,877	—	3,497,877
Increase (decrease) in other	11,903	2,606	19,055	12,233

Net cash provided by (used in) operating activities	6,719,604	6,432,539	17,985,077	(9,108,886)

Cash flows from financing activities:
Proceeds from additions—Limited Partners	2,263,000	12,083,000	6,715,000	20,828,000
Proceeds from additions—General Partner	—	1,161,472	886,660	1,161,472
Payments for redemptions—Limited Partners	(8,497,371)	(2,464,836)	(13,731,109)	(11,743,197)

Net cash provided by (used in) financing activities	(6,234,371)	10,779,636	(6,129,449)	10,246,275

Net change in unrestricted cash	485,233	17,212,175	11,855,628	1,137,389
Unrestricted cash, at beginning of period	64,182,658	45,897,894	52,812,263	61,972,680

Unrestricted cash, at end of period	$64,667,891	$63,110,069	$64,667,891	$63,110,069

Non-cash financing activities:
Change in redemptions payable	$(2,583,949)	$—	$(682,649)	$—

See accompanying Notes to Financial Statements.

Smith Barney Tidewater Futures Fund L.P.
Notes to Financial Statements
June 30, 2008
(Unaudited)

1.	General:

Smith Barney Tidewater Futures Fund L.P. (the “Partnership”) is a limited partnership which was organized on February 23, 1995 under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership privately and continuously offers up to 100,000 Redeemable Units of Limited Partnership Interest (“Redeemable Units”) in the Partnership to qualified investors. There is no maximum number of units that may be sold by the Partnership.

Citigroup Managed Futures LLC, a Delaware Limited Liability Company, acts as the general partner (the “General Partner”) of the Partnership. The Partnership’s commodity broker is Citigroup Global Markets Inc. (“CGM”). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (“CGMHI”), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. As of June 30, 2008, all trading decisions for the Partnership are made by Chesapeake Capital Corporation (the “Advisor”).

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at June 30, 2008 and December 31, 2007, and the results of its operations and changes in partners’ capital and cash flows for the three and six months ended June 30, 2008 and 2007. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2007.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

2.	Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and six months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net realized and unrealized gains (losses) *	$315.85	$644.76	$561.19	$520.78
Interest income	5.73	25.69	13.38	49.65
Expenses **	(11.35)	(108.19)	(21.97)	(121.31)

Increase (decrease) for the period	310.23	562.26	552.60	449.12
Net Asset Value per Redeemable Unit, beginning of period	1,894.50	2,356.80	1,652.13	2,469.94

Net Asset Value per Redeemable Unit, end of period	$2,204.73	$2,919.06	$2,204.73	$2,919.06

*	Includes brokerage commissions

**	Excludes brokerage commissions

Smith Barney Tidewater Futures Fund L.P.
Notes to Financial Statements
June 30, 2008
(Unaudited)

2.	Financial Highlights (Continued):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Ratios to Average Net Assets: ***
Net investment income (loss) before incentive fees ****	(8.1)%	(5.8)%	(8.0)%	(5.5)%

Operating expenses	9.3%	9.7%	9.4%	9.4%
Incentive fees	—%	3.6%	—%	3.8%

Total expenses	9.3%	13.3%	9.4%	13.2%

Total return:
Total return before incentive fees	16.4%	27.7%	33.4%	21.9%
Incentive fees	—%	(3.8)%	—%	(3.7)%

Total return after incentive fees	16.4%	23.9%	33.4%	18.2%

***	Annualized (other than incentive fee)

****	Interest income less total expenses

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

3.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities shown the Statements of Income and Expenses and Partners’ Capital.

The customer agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures positions.

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the six and twelve months ended June 30, 2008 and December 31, 2007, based on a monthly calculation, were $4,953,462 and $5,464,542 respectively. The fair values of these commodity interests, including options thereon, if applicable, at June 30, 2008 and December 31, 2007, were $6,456,608 and $3,552,969, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on other measures of fair value deemed appropriate by the General Partner.

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

Smith Barney Tidewater Futures Fund L.P.
Notes to Financial Statements
June 30, 2008
(Unaudited)

open contracts are included in equity in commodity futures trading account. Any change in net unrealized gain or loss from the preceding period is reported in the Statements of Income and Expenses and Partners’ Capital.

Fair Value Measurements.  The Partnership adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The Partnership considers prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). The Partnership did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	6/30/2008	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Futures	$6,163,677	$6,163,677	$—	$—
Forwards	297,894	—	297,894	—

Total assets	6,461,571	6,163,677	297,894

Liabilities
Forwards	$4,963	$—	$4,963	$—

Total liabilities	4,963	—	4,963	—

Total fair value	$6,456,608	$6,163,677	$292,931	$—

5.	Financial Instrument Risks:

In the normal course of its business, the Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

Smith Barney Tidewater Futures Fund L.P.
Notes to Financial Statements
June 30, 2008
(Unaudited)

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

As both a buyer and seller of options, the Partnership pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Partnership does not consider these contracts to be guarantees as described in FIN 45.

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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation on open forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such losses occurred in the second quarter of 2008.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2008, Partnership capital increased 25.2% from $65,972,075 to $82,600,913. This increase was attributable to the net income from operations of $22,075,638, coupled with the addition of 3,718.9084 Redeemable Units of Limited Partnership Interest totaling $6,715,000 and the addition of 521.2428 General Partner Unit equivalents totaling $886,660, which was partially offset by the redemption of 6,706.4395 Redeemable Units of Limited Partnership Interest totaling $13,048,460. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Fair Value Measurements.  The Partnership adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The Partnership considers prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). The Partnership did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	6/30/2008	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Futures	$6,163,677	$6,163,677	$—	$—
Forwards	297,894	—	297,894	—

Total assets	6,461,571	6,163,677	297,894

Liabilities
Forwards	$4,963	$—	$4,963	$—

Total liabilities	4,963	—	4,963	—

Total fair value	$6,456,608	$6,163,677	$292,931	$—

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

In 2007, the Partnership adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (FIN 48).” FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the six months ended June 30, 2008 and that no provision for income tax is required in the Partnership’s financial statements.

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

Results of Operations

During the Partnership’s second quarter of 2008, the Net Asset Value per Redeemable Unit increased 16.4% from $1,894.50 to $2,204.73 as compared to an increase of 23.9% in the second quarter of 2007. The Partnership experienced net gains on trading of commodity interests before brokerage commissions and related fees in the second quarter of 2008 of $13,299,326. Gains were primarily attributable to the trading of commodity futures in currencies, energy, grains, metals, softs and indices and were partially offset by losses in livestock, U.S. and non-U.S. interest rates. The Partnership experienced net gains on trading of commodity interests before brokerage commissions and related fees in the second quarter of 2007 of $25,705,078. Gains were primarily attributable to the trading of commodity futures in currencies, energy, grains, U.S. and non-U.S. interest rates, softs and indices and were partially offset by losses in livestock and metals.

The second quarter of 2008 presented a highly volatile trading environment as weakness in the credit market continued to weigh on the global economy. Several long-term trends continued as commodity prices reached record territories and inflation concerns troubled federal bankers worldwide. The Partnership was profitable in currencies, energy, grains, metals, soft commodities and stock indices while losses were seen in fixed income and livestock.

In the currencies sector, gains were recorded in emerging market currencies and cross currencies although relatively smaller losses were recorded in the trading of currencies of developed countries as the U.S. Dollar recovered from the lows established in the first quarter of the year. Preliminary economic data suggested that the U.S. economy was not as bad as was previously perceived. In the energy sector, a long-term bullish trend in crude oil persisted as new record prices continued to be established. The Partnership recorded strong gains in the energy sector by capitalizing on the strong long-term trends across the petroleum complex. In the grains sector, fundamental supply constraints contributed to the record prices as the bullish trend continued. Corn and the soybean complex contributed to the gains. In the metals, trading in industrial metals was profitable while small losses were recorded in precious metals. In soft commodities, strong gains were seen in cocoa and coffee while smaller losses were recorded in cotton and sugar. In the stock index futures, reversal of the bearish trend earlier in the quarter contributed to some losses, however, strong gains were recorded in June as the international equity markets went through a massive correction into the bear market territory.

The U.S. fixed income sector recorded losses as the focus of the central bankers shifted from downward pressures on the economy to a more hawkish stance towards inflation. While the U.S. economy showed signs of slowing, European economies demonstrated inflationary tendencies with some specific sectors showing signs of economic weakness. Losses were also seen in livestock trading in lean hogs and live cattle.

During the Partnership’s six months ended June 30, 2008, the Net Asset Value per Redeemable Unit increased 33.4% from $1,652.13 to $2,204.73 as compared to an increase of 18.2% for the six months ended June 30, 2007. The Partnership experienced net gains on trading of commodity interests before brokerage commissions and related fees during the six months ended June 30, 2008 of $25,046,564. Gains were primarily attributable to the trading of commodity futures in currencies, grains, livestock, metals, U.S. interest rates, softs, indices and energy and were partially offset by losses in non-U.S. interest rates. The Partnership experienced net gains on trading of commodity interests before brokerage commissions and related fees during the six months ended June 30, 2007 of $22,821,458. Gains were primarily attributable to the trading of commodity futures in currencies, non-U.S. interest rates, softs and indices and were partially offset by losses in energy, grains, U.S. interest rates, livestock and metals.

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

Interest income on 80% of the Partnership’s daily average equity maintained in cash was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Partnership’s assets in cash and/or place all of the Partnership’s assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three and six months ended June 30, 2008 decreased by $739,151 and $1,240,847, respectively, as compared to the corresponding periods in 2007. The decrease is due to lower daily average equity maintained in cash and lower U.S. Treasury bill rates during the three and six months ended June 30, 2008 as compared to the corresponding periods in 2007.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage commissions and fees for the three and six months ended June 30, 2008 decreased by $528,272 and $669,145, respectively, as compared to the corresponding periods in 2007. The decrease in brokerage commissions and fees is due to lower average adjusted net assets during the three and six months ended June 30, 2008 as compared to the corresponding periods in 2007.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and six months ended June 30, 2008 decreased by $145,200 and $172,064, respectively as compared to the corresponding periods in 2007. The decrease in management fees is due to lower average adjusted net assets during the three and six months ended June 30, 2008 as compared to the corresponding periods in 2007.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three and six months ended June 30, 2008. Trading performance for the three and six months ended June 30, 2007 resulted in incentive fees of $3,497,877. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership’s experience to date (i.e., “risk of ruin”). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership’s losses in any market sector will be limited to Value at Risk or by the Partnership’s attempts to manage its market risk.

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

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2008 and the highest, lowest and average values during the three months ended June 30, 2008. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of June 30, 2008, the Partnership’s total capital was $82,600,913. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007.

June 30, 2008
(Unaudited)

			Three Months Ended June 30, 2008
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Value at Risk*

Currencies:
—Exchange Traded Contracts	$892,165	1.08%	$965,076	$889,734	$954,208
—OTC Contracts	2,345,817	2.84%	2,297,210	2,532,414	2,365,220
Energy	2,074,000	2.51%	2,129,000	1,478,050	1,819,000
Grains	966,000	1.17%	1,246,500	887,500	991,000
Interest Rates U.S.	230,150	0.28%	396,850	224,300	294,283
Interest Rates Non-U.S.	1,388,797	1.68%	1,492,761	980,657	1,244,662
Livestock	301,400	0.36%	364,600	301,400	339,533
Metals:
—Exchange Traded Contracts	333,500	0.40%	412,500	333,500	358,500
—OTC Contracts	337,582	0.41%	347,708	332,279	340,717
Softs	1,024,021	1.24%	1,621,707	963,137	1,220,002
Indices	956,114	1.16%	1,141,127	906,379	980,677

Total	$10,849,546	13.13%

*	Average of month-end Values at Risk

Item 4.	Controls and Procedures

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed under the Securities Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2008 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

Enron

Over the first two quarters of 2008, CGM agreed to settle the following cases, brought by clients of a single law firm in connection with the purchase and holding of Enron securities, and naming Citigroup as a third-party defendant: (1) Ahlich v. Arthur Andersen, L.L.P.; (2) Delgado v. Fastow; (3) Pearson v. Fastow; (4) Rosen v. Fastow; (5) Bullock v. Arthur Andersen, L.L.P.; (6) Choucroun v. Arthur Andersen, L.L.P.; (7) Guy v. Arthur Andersen, L.L.P.; (8) Adams v. Arthur Andersen, L.L.P.; (9) Jose v. Arthur Andersen, L.L.P. and (10) Odam, et al., v. Enron Corp., et al. The amount paid to settle these actions was covered by existing Citigroup litigation reserves.

On May 23, 2008, CGM agreed to settle Silvercreek Management Inc., et al. v. Salomon Smith Barney, Inc., et al., and Silvercreek Management Inc. v. Citigroup Inc., et al., two actions brought by investors in Enron debt securities. The amount paid to settle this action was covered by existing Citigroup litigation reserves.

On July 9, 2008, CGM agreed to settle Public Utility District No. 1 of Snohomish County, Washington v. Citigroup, et al., an action brought by a utility in connection with alleged electricity overcharges by Enron. The amount paid to settle this action was covered by existing Citigroup litigation reserves.

IPO Civil Litigation

On March 26, 2008, the Southern District of New York denied in part and granted in part Defendants’ motions to dismiss the amended complaints in the IPO allocation focus cases.

Subprime Mortgage-Related Litigation

The CGM, among other defendants, filed a motion to dismiss the consolidated amended derivative complaint in the matter In Re Citigroup Inc. Shareholder Derivative Litigation, pending in Delaware Chancery Court, on April 21, 2008.

On June 3, 2008, plaintiffs in In Re American Home Mortgage Securities Litigation, pending in the Eastern District of New York, filed a consolidated amended class action complaint.

On April 11, 2008, plaintiffs in In Re Countrywide Financial Corp. Securities Litigation, pending in the Central District of California, filed a consolidated amended class action complaint. Defendants, including the CGM, filed motions to dismiss on June 10, 2008.

Other Matters

On June 16, 2008, CGM, among other Citigroup related defendants, settled a previously disclosed investigation by the Securities and Exchange Commission arising from the economic and political turmoil in Argentina in the fourth quarter of 2001 and agreed to the entry of a Cease and Desist Order pursuant to Section 21C of the Securities Exchange Act which stated that the defendants violated certain books and records provisions of the Federal securities law by improperly accounting for several Argentina related developments which resulted in an overstatement of after-tax income by $311 million in that quarter. No fine or penalty was imposed and no restatement of prior financial statements was required by the SEC. The defendants consented to the issuance of the Order without admitting or denying the Commission’s findings.

Auction Rate Securities

Several individual and putative class action lawsuits have been filed against CGM related to its marketing, sale and underwriting of auction rate securities (“ARS”). These lawsuits allege, among other things, violations of the federal securities laws, federal investment adviser laws and state common law. Several of the putative class action lawsuits have been consolidated in the Southern District of New York under the caption In Re Citigroup Auction Rate securities Litigation.

On August 7, 2008, CGM reached an agreement in principle with the New York Attorney General, the Securities and Exchange Commission, and other state regulatory agencies regarding marketing and sale of auction rate securities. Among other things, by November 5, 2008, CGM agreed to purchase at par ARS that are not auctioning from all Citigroup individual investors, small institutions and charities that purchased ARS from Citigroup prior to February 11, 2008. CGM also agreed to pay a civil penalty to the New York Attorney General in the amount of $50 million, and a civil penalty to the states in the amount of $50 million.

In addition, the CGM, along with other industry participants, has received subpoenas and/or requests for information from various self regulatory agencies and federal governmental authorities including the SEC, which has issued a formal order of investigation into whether various provisions of the federal securities laws have been violated in connection with the sale of ARS. In addition, the CGM is responding to subpoenas from various state agencies, including those in New York, Texas and Massachusetts.

On May 20, 2008, an investor in Falcon Two, filed a putative class action complaint against Falcon Two and several Citigroup related entities, including CGM, among others, in the Southern District of New York, in an action captioned Ferguson Family Trust v. Falcon.

CGM was named as a defendant in Strategies Two LLC, et al., a case alleging violations of the federal securities laws and Delaware state law in connection with a tender offer for interests in Falcon Two. On June 17, 2008, the Court denied plaintiff’s application for a preliminary injunction.

Several civil litigations have been filed against the CGM and related individuals and entities alleging violations of the federal securities laws and Delaware state law in connection with investments in MAT Five LLC. The putative class action lawsuits have been consolidated in the Southern District of New York under the caption In re MAT Five Securities Litigation. Similar related actions have been filed in California, Delaware and New York state court. The CGM removed the New York state court action to federal court and currently is responding to a motion for a preliminary injunction filed in the Delaware Chancery Court action seeking to enjoin a tender offer interest in MAT Five LLC.

Item 1A.	Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and under Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

In June 2008, several bills were proposed in the U.S. Congress in response to record energy and agricultural prices. Some of the pending legislation, if enacted, could limit trading by speculators in futures markets. Other potentially adverse regulatory initiatives could develop suddenly and without notice. At this time management is unable to determine the potential impact on the Partnership.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended June 30, 2008, there were additional sales of 1,201.5297 Redeemable Units totaling $2,263,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options and forwards contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of Shares
			of Shares (or Units)	(or Units) that
	(a) Total Number	(b) Average	Purchased as Part	May Yet Be
	of Shares	Price Paid per	of Publicly Announced	Purchased Under the
Period	(or Units) Purchased*	Share (or Unit)**	Plans or Programs	Plans or Programs
April 1, 2008 - April 30, 2008	1,956.2139	$1,875.82	N/A	N/A
May 1, 2008 - May 31, 2008	548.6405	$1,915.56	N/A	N/A
June 1, 2008 - June 30, 2008	541.0927	$2,204.73	N/A	N/A
	3,045.9471	$1,941.41

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on 10 days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption but to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders – None

Item 5.	Other Information – None

Item 6.	Exhibits

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

SMITH BARNEY TIDEWATER FUTURES FUND L.P.

By:	Citigroup Managed Futures LLC

(General Partner)

By:	/s/ Jerry Pascucci

Jerry Pascucci President and Director

Date:	August 14, 2008

By:	/s/ Jennifer Magro

Jennifer Magro Chief Financial Officer and Director

Date:	August 14, 2008