Form 10-Q
period 2009-03-31
SMITH BARNEY TIDEWATER FUTURES FUND LP
filed 2009-05-15
CIK 1140509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2009

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

Yes X    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of the chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes       No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer X	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes       No X

As of April 30, 2009, 30,008.2172 Limited Partnership Redeemable Units were outstanding.

SMITH BARNEY TIDEWATER FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page
		Number

PART I — Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at March 31, 2009 and December 31, 2008 (unaudited)	3

	Schedules of Investments at March 31, 2009 and December 31, 2008 (unaudited)	4 – 5

	Statements of Income and Expenses and Partners’ Capital for the three months ended March 31, 2009 and 2008 (unaudited)	6

	Notes to Financial Statements (unaudited)	7 – 10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11 – 14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15 – 16

Item 4T.	Controls and Procedures	17

PART II — Other Information		18 – 21
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I

Item 1. Financial Statements

Smith Barney Tidewater Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	March 31,	December 31,
	2009	2008
Assets:
Equity in trading account:
Cash	$58,921,427	$58,645,296
Cash margin	4,391,772	5,799,867
Net unrealized appreciation on open futures contracts	—	2,258,784
Net unrealized appreciation on open forward contracts	33,637	644,413

	63,346,836	67,348,360
Interest receivable	5,640	989

Total assets	$63,352,476	$67,349,349

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$955,156	$—
Accrued expenses:
Brokerage commissions	337,985	364,809
Management fees	103,180	111,510
Other	151,269	78,410
Redemptions payable	721,786	1,003,563

Total liabilities	2,269,376	1,558,292

Partners’ Capital:
General Partner, 1,211.0353 Unit equivalents outstanding at March 31, 2009 and December 31, 2008, respectively	2,318,249	2,400,829
Limited Partners, 30,698.3314 and 31,975.4734 Redeemable Units of Limited Partnership Interest outstanding at March 31, 2009 and December 31, 2008, respectively	58,764,851	63,390,228

Total partners’ capital	61,083,100	65,791,057

Total liabilities and partners’ capital	$63,352,476	$67,349,349

See accompanying notes to financial statements.

Smith Barney Tidewater Futures Fund L.P.
Schedule of Investments
March 31, 2009
(Unaudited)

	Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	173	$(114,747)	(0.19)%
Indices	47	(180,245)	(0.29)
Interest Rates U.S.	116	265,479	0.44
Interest Rates Non-U.S.	489	235,690	0.39
Metals	41	(76,670)	(0.13)
Softs	141	(52,542)	(0.09)

Total futures contracts purchased		76,965	0.13

Futures Contracts Sold
Currencies	240	(1,032,342)	(1.69)
Indices	1	(3,439)	(0.01)
Livestock	201	9,940	0.02
Softs	90	(6,280)	(0.01)

Total futures contracts sold		(1,032,121)	(1.69)

Net unrealized depreciation on open futures contracts		(955,156)*	(1.56)

Unrealized Appreciation on Open Forward Contracts
Metals	8	(17,832)	(0.03)

Total unrealized appreciation on open forward contracts		(17,832)	(0.03)

Unrealized Depreciation on Open Forward Contracts
Metals	45	51,469	0.08

Total unrealized depreciation on open forward contracts		51,469	0.08

Net unrealized appreciation on open forward contracts		33,637 **	0.05

Total fair value		$(921,519)	(1.51)%

*	This amount is included in “Net unrealized depreciation on open futures contracts” on the Statements of Financial Condition

**	This amount is included in “Net unrealized appreciation on open forward contracts” on the Statements of Financial Condition

See accompanying notes to financial statements.

Smith Barney Tidewater Futures Fund L.P.
Schedule of Investments
December 31, 2008
(Unaudited)

	Number of		% of Partners’
	Contracts	Fair Value	Capital

Futures Contracts Purchased
Currencies	190	605,160	0.92%
Indices	48	(302,440)	(0.46)
Interest Rates U.S.	147	857,850	1.30
Interest Rates Non-U.S.	652	1,461,810	2.22
Softs	94	210,311	0.32

Total futures contracts purchased		2,832,691	4.30

Futures Contracts Sold
Currencies	231	(639,074)	(0.97)
Livestock	223	404,060	0.61
Metals	4	(24,800)	(0.04)
Softs	279	(314,093)	(0.48)

Total futures contracts sold		(573,907)	(0.87)

Net unrealized appreciation on open futures contracts		2,258,784 *	3.43

Unrealized Appreciation on Open Forward Contracts
Metals	59	650,419	0.99

Total unrealized appreciation on open forward contracts		650,419	0.99

Unrealized Depreciation on Open Forward Contracts
Metals	1	(6,006)	(0.01)

Total unrealized depreciation on open forward contracts		(6,006)	(0.01)

Net unrealized appreciation on open forward contracts		644,413 **	0.98

Total fair value		$2,903,197	4.41%

*    This amount is included in “Net unrealized appreciation on open futures contracts” on the Statements of
      Financial Condition
**  This amount is included in “Net unrealized appreciation on open forward contracts” on the Statements of Financial Condition

See accompanying notes to financial statements.

Smith Barney Tidewater Futures Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	$3,083,356	$16,120,898
Change in net unrealized gains (losses) on open contracts	(3,824,716)	(4,373,660)

Gain (loss) from trading, net	(741,360)	11,747,238
Interest income	13,949	317,140

Total income (loss)	(727,411)	12,064,378

Expenses:
Brokerage commissions including clearing fees	1,055,202	1,327,390
Management fees	319,631	394,945
Other	112,872	45,413

Total expenses	1,487,705	1,767,748

Net income (loss)	(2,215,116)	10,296,630
Additions—Limited Partners	482,000	4,452,000
Additions—General Partner	—	886,660
Redemptions—Limited Partners	(2,974,841)	(7,135,038)

Net increase (decrease) in Partners’ Capital	(4,707,957)	8,500,252
Partners’ Capital, beginning of period	65,791,057	65,972,075

Partners’ Capital, end of period	$61,083,100	$74,472,327

Net Asset Value per Unit (31,909.3667 and 39,309.7366 Units outstanding at March 31, 2009 and 2008, respectively)	$1,914.27	$1,894.50

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(68.19)	$242.37

See accompanying notes to financial statements.

Smith Barney Tidewater Futures Fund L.P.
Notes to Financial Statements
March 31, 2009
(Unaudited)

1.	General:

Smith Barney Tidewater Futures Fund L.P. (the “Partnership”) is a limited partnership which was organized on February 23, 1995 under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, lumber, metals and softs. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership privately and continuously offers redeemable units of Limited Partnership Interest (“Redeemable Units”) in the Partnership to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

Citigroup Managed Futures LLC, a Delaware Limited Liability Company, acts as the general partner (the “General Partner”) of the Partnership. The Partnership’s commodity broker is Citigroup Global Markets Inc. (“CGM”). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (“CGMHI”), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. (“Citigroup”). As of March 31, 2009, all trading decisions for the Partnership are made by Chesapeake Capital Corporation (the “Advisor”).

      On January 13, 2009, Citigroup and Morgan Stanley (“MS”) announced a joint venture (“JV”) that will combine the Global Wealth Management platform of MS with the Smith Barney, Quilter and Australia private client networks. Citigroup will sell 100% of these businesses to MS in exchange for a 49% stake in the JV and an estimated $2.7 billion of cash at closing. At the time of the announcement, the estimated pretax gain was $9.5 billion ($5.8 billion after-tax), based on valuations performed at that time. Since the actual gain that will be recorded is dependent upon the value of the JV on the date the transaction closes, it may differ from the estimated amount. The transaction is anticipated to close no later than third quarter of 2009. It is anticipated that Citigroup will continue to support the clearing and settling of the JV activities for a period of between two to three years.

The General Partner and each Limited Partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no Limited Partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profits, if any, net of distributions.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at March 31, 2009 and December 31, 2008, the results of its operations and changes in partners’ capital for the three months ended March 31, 2009 and 2008. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2008.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

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

2.	Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended
	March 31,
	2009	2008

Net realized and unrealized gains (losses) *	$(55.42)	$245.34
Interest income	0.44	7.65
Expenses **	(13.21)	(10.62)

Increase (decrease) for the period	(68.19)	242.37
Net Asset Value per Redeemable Unit, beginning of period	1,982.46	1,652.13

Net Asset Value per Redeemable Unit, end of period	$1,914.27	$1,894.50

*	Includes brokerage commissions

**	Excludes brokerage commissions

Smith Barney Tidewater Futures Fund L.P.
Notes to Financial Statements
March 31, 2009
(Unaudited)

2.	Financial Highlights (Continued):

	Three Months Ended
	March 31,
	2009	2008

Ratios to Average Net Assets: ***
Net investment income (loss) before incentive fees ****	(9.4)%	(7.8	) %

Operating expenses	9.5%	9.6%
Incentive fees	—%	—%

Total expenses	9.5%	9.6%

Total return:
Total return before incentive fees	(3.4)%	14.7%
Incentive fees	—%	—%

Total return after incentive fees	(3.4)%	14.7%

***	Annualized (other than incentive fee)

****	Interest income less total expenses

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

3.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses and Partners’ Capital.

The customer agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures and forward contracts. The Partnership nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition as the criteria under FASB Interpretation No. 39, “Offesetting of Amounts Related to Certain Contracts” (“FIN No. 39”) have been met.

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values for the three and twelve months ended March 31, 2009 and December 31, 2008, based on a monthly calculation, were $786,584 and $3,387,675 respectively. The fair values of these commodity interests, including options thereon, if applicable, at March 31, 2009 and December 31, 2008, were ($921,519) and $2,903,197, respectively. Fair values for exchange-traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on other measures of fair value deemed appropriate by the General Partner.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions.

The Partnership adopted Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”) as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition or Statements of Income and Expenses and Partners’ Capital. The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2009.

March 31, 2009
Gain (loss)
Sector	from trading

Currencies	$(765,126)
Indices	141,493
Interest Rates U.S.	(233,363)
Interest Rates Non-U.S.	(88,608)
Livestock	515,850
Metals	45,579
Softs	(357,185)

Total	$(741,360)

Smith Barney Tidewater Futures Fund L.P.
Notes to Financial Statements
March 31, 2009
(Unaudited)

4.	Fair Value Measurements:

Investments.  All commodity interests (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses and Partners’ Capital.

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

The Partnership considers prices for exchange traded commodity futures, forwards and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available, are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of March 31, 2009, the Partnership did not hold any derivative instruments for which market quotations are not readily available, are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2 ) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	3/31/2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Forwards	$33,637	$33,637	$—	$—

Total assets	33,637	33,637	—	—

Liabilities
Futures	$955,156	$955,156	$—	$—

Total liabilities	955,156	955,156	—	—

Total fair value	$(921,519)	$(921,519)	$—	$—

5.	Financial Instrument Risks:

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
March 31, 2009
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
          Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Partnership’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership have credit risk and concentration risk as the sole counterparty or broker with respect to the Partnership’s assets is CGM or a CGM affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent that through CGM, the Partnership’s counterparty is an exchange or clearing organization.
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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its equity in its trading account, consisting of cash, net unrealized appreciation on open forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such losses occurred in the first quarter of 2009.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2009, Partnership capital decreased 7.2% from $65,791,057 to $61,083,100. This decrease was attributable to the net loss from operations of $2,215,116, coupled with the redemption of 1,522.1824 Redeemable Units of Limited Partnership Interest totaling $2,974,841, which was partially offset by the addition of 245.0404 Redeemable Units of Limited Partnership totaling $482,000. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

Critical Accounting Policies

          Use of Estimates. The preparation of financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

Statement of Cash Flows. The Partnership has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Accounting Standards No. 102 “Statement of Cash Flows-Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale” (“FAS 102”).
          Investments. All commodity interests (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses and Partners’ Capital.
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

          The Partnership considers prices for exchange traded commodity futures, forwards and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available, are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of March 31, 2009, the Partnership did not hold any derivative instruments for which market quotations are not readily available, are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
          Futures Contracts. The Partnership trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery can not occur (such as S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership. When the contract is closed, the Partnership records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Partners’ Capital.
          London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of Aluminum, Copper, Lead, Nickel, Tin or Zinc. LME contracts traded by the Partnership are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Partnership each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership. A contract is considered offset when all long positions have been matched with short positions. When the contract is closed at the prompt date, the Partnership records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Partners’ Capital.
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
          Recent Accounting Pronouncements. In April 2009, the FASB issued FSP FAS 157-4, ”Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP”). The FSP reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The FSP also reaffirms the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. The application of the FSP is required for interim and annual reporting periods ending after June 15, 2009. Management believes that the adoption of the FSP will have no effect on the Partnership’s Financial Statements.

Results of Operations

During the Partnership’s first quarter of 2009, the Net Asset Value per Redeemable Unit decreased 3.4% from $1,982.46 to $1,914.27 as compared to an increase of 14.7% in the first quarter of 2008. The Partnership experienced a net trading loss before brokerage commissions and related fees in the first quarter of 2009 of $741,360. Losses were primarily attributable to the trading of commodity futures in currencies, U.S. and non- U.S. interest rates, softs and indices and were partially offset by gains in livestock and metals. The Partnership experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2008 of $11,747,238. Gains were primarily attributable to the trading of commodity futures in U.S. and non-U.S. interest rates, livestock, metals, grains, energy, currencies, softs, and lumber and were partially offset by losses in indices.
The first quarter of 2009 presented a challenging trading environment with non- irectional volatility in several markets. Some of the trends that were established last year, continued into the first quarter of 2009 before reversing later in the quarter. In general, markets were trend-less with relatively high volatility. The Partnership was profitable in livestock and metals while losses were seen in currencies, U.S. and non-U.S. interest rates, softs and stock indices.

In livestock, the Partnership recorded major gains primarily from lean hogs and live cattle. In metals, gains from trading in aluminum offset the losses from trading in gold.

In currencies, the Partnership registered losses as the currency markets remained volatile and trend-less. In general, Euro and Swiss Franc weakened against the U.S. Dollar driven by the weak fundamentals in the European region. British Pound remained range bound while Japanese Yen reversed the previous trend and weakened against the U.S. Dollar. In the fixed income sector, the Fund registered losses as interest rates seemed to bottom-out during the quarter and reversed their trends briefly. However the massive U.S. Treasury Bond purchase program announced by the U.S. Federal Reserve reinforced the trend of increasing bond prices. In the agricultural softs sector, the Partnership registered losses as most of the products remained trend-less and volatile. Some of the major losses in this sector came from sugar and coffee. Losses were seen in equity indices as the global equity markets remained volatile. Equity markets seemed to stabilize coming into the New Year but then registered some of the biggest losses in February before posting a recovery in March.
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

Interest income on 80% of the Partnership’s daily average equity maintained in cash was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Partnership’s assets in cash and/or place all of the Partnership’s assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three months ended March 31, 2009 decreased by $303,191 as compared to the corresponding period in 2008. The decrease in interest income is primarily due to lower daily average equity maintained in cash and lower U.S. Treasury bill rates during the three months ended March 31, 2009 as compared to the corresponding period in 2008.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage commissions and fees for the three months ended March 31, 2009 decreased by $272,188 as compared to the corresponding period in 2008. The decrease in brokerage commissions and fees is due to lower average adjusted net assets during the three months ended March 31, 2009 as compared to the corresponding period in 2008.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three months ended March 31, 2009 decreased by $75,314 as compared to the corresponding period in 2008. The decrease in management fees is due to lower average adjusted net assets during the three months ended March 31, 2009 as compared to the corresponding period in 2008.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three months ended March 31, 2009 or 2008. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2009, and the highest, lowest and average values during the three months ended March 31, 2009. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of March 31, 2009, the Partnership’s total capitalization was $61,083,100. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008.

March 31, 2009
(Unaudited)

			Three Months Ended March 31, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$1,595,647	2.61%	$2,124,190	$1,564,108	$1,797,811
Interest Rates U.S.	226,800	0.37%	309,600	218,800	259,667
Interest Rates Non-U.S.	777,178	1.27%	1,174,913	683,532	857,478
Livestock	211,800	0.35%	243,400	205,200	216,967
Metals	311,756	0.51%	413,263	163,719	274,438
Softs	453,330	0.74%	777,588	364,345	529,470
Indices	5,558	0.01%	11,224	5,057	3,556

Total	$3,582,069	5.86%

*	Average of month-end Values at Risk

Item 4T.	Controls and Procedures

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed under the Securities Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2009 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. There are no material legal proceedings pending against the Partnership or the General Partner.
Enron-Related Civil Actions
     In April 2009, the parties in DK Acquisition Partners, L.P., et al. v. J.P. Morgan Chase & Co., et al., and Avenue Capital Management II, L.P., et al. v. J.P. Morgan Chase & Co., et al., reached agreements in principle to settle these actions. The actions, which were commenced separately but were consolidated and pending trial, were brought against Citigroup and its affiliates, and J.P. Morgan Chase and its affiliates, in their capacity as co-agents on certain Enron revolving credit facilities.
Research Analyst Litigation
     On February 27, 2009, the United States District Court for the Southern District of New York approved the class action settlement in the matter In Re Salomon Analyst Metromedia Litigation, and entered a final judgment dismissing the action with prejudice.
Subprime-Mortgage-Related Litigation and Other Matters
     On March 13, 2009, defendants filed motions to dismiss the complaints in In Re Citigroup Inc. Bond Litigation.
     On March 13 and 16, 2009, two cases were filed in the United States District Court for the Southern District of New York alleging violations of the Securities Act of 1933—Buckingham v. Citigroup Inc., et al. and Chen v. Citigroup Inc., et al. and were later designated as related to In Re Citigroup Inc. Bond Litigation. On April 9, 2009, another case asserting violations of the Securities Act of 1933—Pellegrini v. Citigroup Inc., et al.—was filed in the United Stated District Court for the Southern District of New York and the parties have jointly requested that the Pellegrini action be designated as related to In Re Citigroup Inc. Bond Litigation.
     On March 23, 2009, a case was filed in the United States District Court for the Southern District of California alleging violations of both the Securities Act of 1933 and the Securities Exchange Act of 1934—Brecher v. Citigroup Inc., et al. On April 16, 2009, Citigroup filed a motion before the Judicial Panel on Multidistrict Litigation for transfer of the Brecher action to the Southern District of New York for coordinated pre-trial proceedings with In Re Citigroup Inc. Bond Litigation.
     Citigroup and certain of its affiliates are subject to formal and informal investigations, as well as subpoenas and/or requests for information, from various governmental and self-regulatory agencies relating to subprime mortgage—related activities. Citigroup and its affiliates are cooperating fully and are engaged in discussions on these matters.
Auction Rate Securities
     Beginning in March 2008, Citigroup, its affiliates and certain current and former officers, directors, and employees, have been named as defendants in several individual and putative class action lawsuits related to Auction Rate Securities (“ARS”). The putative securities class actions have been consolidated in the United States District Court for the Southern District of New York as In Re Citigroup Inc. Auction Rate Securities Litigation. Several individual ARS actions also have been filed in state and federal courts, asserting, among other things, violations of federal and state securities laws. Citigroup has moved the Judicial Panel on Multidistrict Litigation to transfer all of the individual ARS actions pending in federal court to the Southern District of New York for consolidation or coordination with In Re Citigroup Inc. Auction Rate Securities Litigation.
     On January 15, 2009, defendants filed motions to dismiss the complaints in Mayor & City Council Of Baltimore, Maryland v. Citigroup Inc., et al. and Mayfield v. Citigroup Inc., et al.

Other Matters
     On December 4, 2008, defendants filed a motion in the United States District Court for the Southern District of New York to dismiss the complaint in In re MAT Five Securities Litigation, which was brought by investors in MAT Five LLC. On February 2, 2009, lead plaintiffs informed the court they intended to dismiss voluntarily this action in light of the settlement in Marie Raymond Revocable Trust, et al. v. MAT Five LLC, et al. in the Delaware Chancery Court, which is currently being appealed. On April 16, 2009, lead plaintiffs requested that the action be stayed pending the outcome of the appeal in the Delaware case.
     On January 9, 2009, plaintiff filed a motion to remand Puglisi v. Citigroup Alternative Investments LLC, et al., which was previously consolidated with In Re MAT Five Securities Litigation, to New York Supreme Court, after defendants had removed it to the United States District Court for the Southern District of New York. A settlement of Goodwill v. MAT Five LLC, et al. was approved by the United States District Court for the Southern District of New York, and this action was dismissed on March 12, 2009. An appeal from the Delaware Chancery Court’s judgment approving the settlement in Marie Raymond Revocable Trust, et al. v. MAT Five LLC, et al was filed by objectors on January 14, 2009. Defendants removed the putative class action, ECA Acquisitions, Inc. et al. v. MAT Three LLC, et al., filed by investors in MAT One LLC, MAT Two LLC, and MAT Three LLC, to the United States District Court for the Southern District of New York on January 21, 2009. Plaintiffs’ motion for remand, filed on February 27, 2009, is currently pending. On February 3, 2009, investors in MAT Five LLC filed the action Hahn, et al. v. Citigroup Inc., et al, against Citigroup and related entities in New York Supreme Court. On April 9, 2009, defendants moved in the Delaware Chancery Court for an order enforcing the Marie Raymond Revocable Trust settlement and enjoining plaintiffs from pursuing this action in New York Supreme Court. On April 15, 2009, defendants filed a motion in New York Supreme Court to dismiss this action. Citigroup and certain of its affiliates are also subject to investigations, subpoenas and/or requests for information from various governmental and self-regulatory agencies relating to the marketing and management of the Falcon and ASTA/MAT funds. Citigroup and its affiliates are cooperating fully on these matters.
     Certain Citigroup subsidiaries served as a distributor of notes issued and guaranteed by Lehman Brothers to retail customers outside the United States. Following the bankruptcy of Lehman Brothers, numerous retail customers have filed, and threatened to file, claims for the loss in value of those investments. In addition, a Public Prosecutor in Belgium has begun a criminal investigation. Citigroup is cooperating fully with the Belgian Public Prosecutor as well as with various other regulatory authorities outside the United States who continue to show an interest in Citigroup’s role in the distribution of Lehman notes. In March 2009, the Ministry of Development in Greece imposed a $1.3 million fine for alleged violations of the Greek Consumer Protection Act, which Citigroup intends to appeal.

Item 1A.	Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2009, there were additional sales of 245.0404 Redeemable Units totaling $482,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder.

Proceeds of net offering were used for the trading of commodity interests, including futures contracts, options, forwards and swap contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of Shares
			of Shares (or Units)	(or Units) that
	(a) Total Number	(b) Average	Purchased as Part	May Yet Be
	of Shares	Price Paid per	of Publicly Announced	Purchased Under the
Period	(or Units) Purchased*	Share (or Unit)**	Plans or Programs	Plans or Programs
January 1, 2009 - January 31, 2009	610.9964	$1,984.34	N/A	N/A
February 1, 2009 - February 28, 2009	534.1304	$1,948.27	N/A	N/A
March 1, 2009 - March 31, 2009	377.0556	$1,914.27	N/A	N/A
	1,522.1824	$1,954.33

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on 10 days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption but to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders – None

Item 5.	Other Information – None

Item 6.	Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership’s Annual Report on Form 10-K for the period ended December 31, 2008.

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

SMITH BARNEY TIDEWATER FUTURES FUND L.P.

By:	Citigroup Managed Futures LLC

(General Partner)

By:	/s/ Jerry Pascucci

Jerry Pascucci President and Director

Date:	May 15, 2009

By:	/s/ Jennifer Magro

Jennifer Magro Chief Financial Officer and Director

Date:	May 15, 2009