Form 10-Q
period 2009-09-30
TIDEWATER FUTURES FUND LP
filed 2009-11-16
CIK 1140509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2009

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

c/o Ceres Managed Futures LLC
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

Yes       No X

As of October 31, 2009, 24,659.7738 Limited Partnership Redeemable Units were outstanding.

TIDEWATER FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page
		Number

PART I — Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at September 30, 2009 and December 31, 2008 (unaudited)	3

	Schedules of Investments at September 30, 2009 and December 31, 2008 (unaudited)	4 – 5

	Statements of Income and Expenses and Changes in Partners’ Capital for the three and nine months ended September 30, 2009 and 2008 (unaudited)	6

	Notes to Financial Statements (unaudited)	7 – 11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12 – 15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16 – 17

Item 4.	Controls and Procedures	18

PART II — Other Information		19 – 22
Exhibits

3.2(c) Certificate of Amendment of the Certificate of Limited Partnership, dated May 21, 2003
3.2(e) Certificate of Amendment of the Certificate of Limited Partnership, dated September 19, 2008
3.2(g) Certificate of Change to the Certificate of Limited Partnership, dated January 31, 2000 (filed herein).
10.4 Form of Subscription Agreement
31.1 Certification
31.2 Certification
32.1 Certification
32.2 Certification

PART I

Item 1. Financial Statements

Tidewater Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	September 30,	December 31,
	2009	2008
Assets:
Equity in trading account:
Cash	$33,407,410	$58,645,296
Cash margin	12,095,217	5,799,867
Net unrealized appreciation on open futures contracts	4,906,977	2,258,784
Net unrealized appreciation on open forward contracts	275,193	644,413

	50,684,797	67,348,360
Interest receivable	2,017	989

Total assets	$50,686,814	$67,349,349

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions	$274,554	$364,809
Management fees	83,827	111,510
Other	116,181	78,410
Redemptions payable	1,926,866	1,003,563

Total liabilities	2,401,428	1,558,292

Partners’ Capital:
General Partner, 399.0301 and 1,211.0353 Unit equivalents outstanding at September 30, 2009 and December 31, 2008, respectively	769,561	2,400,829
Limited Partners, 24,637.7334 and 31,975.4734 Redeemable Units of Limited Partnership Interest outstanding at September 30, 2009 and December 31, 2008, respectively	47,515,825	63,390,228

Total partners’ capital	48,285,386	65,791,057

Total liabilities and partners’ capital	$50,686,814	$67,349,349

See accompanying notes to financial statements.

Tidewater Futures Fund L.P.
Schedule of Investments
September 30, 2009
(Unaudited)

	Number of		% of Partners’
	Contracts	Fair Value	Captial
Futures Contracts Purchased
Currencies	299	$713,024	1.48%
Grains	141	(353,215)	(0.73)
Indices	952	1,015,685	2.10
Interest Rates U.S.	63	98,227	0.20
Interest Rates Non-U.S.	253	115,377	0.24
Metals	120	445,895	0.92
Softs	697	2,344,498	4.86

Total futures contracts purchased		4,379,491	9.07

Futures Contracts Sold
Currencies	170	325,098	0.67
Grains	581	340,332	0.70
Interest Rates Non-U.S.	55	12,234	0.03
Livestock	208	(130,358)	(0.27)
Softs	47	(19,820)	(0.04)

Total futures contracts sold		527,486	1.09

Unrealized Appreciation on Open Forward Contracts
Metals	136	520,763	1.08

Total unrealized appreciation on open forward contracts		520,763	1.08

Unrealized Depreciation on Open Forward Contracts
Metals	30	(245,570)	(0.51)

Total unrealized depreciation on open forward contracts		(245,570)	(0.51)

Total fair value		$5,182,170	10.73%

See accompanying notes to financial statements.

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

Tidewater Futures Fund L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	$1,745,776	$(14,776,024)	$(1,352,059)	$7,366,901
Change in net unrealized gains (losses) on open contracts	5,330,655	(6,574,197)	2,278,973	(3,670,558)

Gain (loss) from trading, net	7,076,431	(21,350,221)	926,914	3,696,343
Interest income	10,484	200,748	35,558	738,227

Total income (loss)	7,086,915	(21,149,473)	962,472	4,434,570

Expenses:
Brokerage commissions including clearing fees	814,490	1,068,238	2,770,893	3,698,205
Management fees	245,320	319,076	837,100	1,100,375
Other	—	53,945	189,375	151,084

Total expenses	1,059,810	1,441,259	3,797,368	4,949,664

Net income (loss)	6,027,105	(22,590,732)	(2,834,896)	(515,094)
Additions — Limited Partners	105,000	275,000	2,333,000	6,990,000
Additions — General Partner	—	—	—	886,660
Redemptions — Limited Partners	(5,878,288)	(4,264,376)	(15,517,651)	(17,312,836)

Redemptions — General Partner	—	—	(1,486,124)	—

Net increase (decrease) in Partners’ Capital	253,817	(26,580,108)	(17,505,671)	(9,951,270)
Partners’ Capital, beginning of period	48,031,569	82,600,913	65,791,057	65,972,075

Partners’ Capital, end of period	$48,285,386	$56,020,805	$48,285,386	$56,020,805

Net Asset Value per Unit (25,036.7635 and 35,240.6785 Units outstanding at September 30, 2009 and 2008, respectively)	$1,928.58	$1,589.66	$1,928.58	$1,589.66

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$227.55	$(615.07)	$(53.88)	$(62.47)

Weighted average units outstanding	27,158.9457	36,498.9265	30,257.5470	38,866.4227

See accompanying notes to financial statements.

Tidewater Futures Fund L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)

1.	General:

Tidewater Futures Fund L.P. (formerly, Smith Barney Tidewater Futures Fund L.P.) (the “Partnership”) is a limited partnership which was organized on February 23, 1995 under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, lumber, metals and softs. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership privately and continuously offers up to 150,000 redeemable units of Limited Partnership Interest (“Redeemable Units”) in the Partnership to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.
Ceres Managed Futures LLC (formerly Citigroup Managed Futures LLC), a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”), a newly registered non-clearing futures commission merchant and a member of the National Futures Association. Morgan Stanley, indirectly through various subsidiaries, owns 51% of MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns 49% of MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.
As of September 30, 2009, all trading decisions for the Partnership are made by Chesapeake Capital Corporation (the “Advisor”).

The General Partner and each Limited Partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no Limited Partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profits, if any, net of distributions.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2009 and December 31, 2008, and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2009 and 2008. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2008.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Partnership’s Statements of Financial Condition through November 16, 2009, which is the date the financial statements were issued. As a result, actual results could differ from these estimates.
On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification (“ASC”) 105-10, “Generally Accepted Accounting Principles” (“ASC 105-10”) (the “Codification”). ASC 105-10 established the exclusive authoritative reference for U.S. GAAP for use in financial statements except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. Codification became the single source of authoritative accounting principles generally accepted in the United States and applies to all financial statements issued after September 15, 2009.

The Partnership is not required not to provide a Statement of Cash Flows as permitted by ASC 230-10 Statement of Cash Flows (formerly, FAS No. 102, “Statement of Cash Flows Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale”).

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Tidewater Futures Fund L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)

2.	Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net realized and unrealized gains (losses) *	$236.23	$(610.34)	$(21.58)	$(49.15)
Interest income	0.38	5.48	1.18	18.86
Expenses **	(9.06)	(10.21)	(33.48)	(32.18)

Increase (decrease) for the period	227.55	(615.07)	(53.88)	(62.47)
Net Asset Value per Redeemable Unit, beginning of period	1,701.03	2,204.73	1,982.46	1,652.13

Net Asset Value per Redeemable Unit, end of period	$1,928.58	$1,589.66	$1,928.58	$1,589.66

*	Includes brokerage commissions

**	Excludes brokerage commissions

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Ratios to Average Net Assets:***
Net investment income (loss) before incentive fees****	(8.8)%	(7.3)%	(9.3)%	(7.9)%

Operating expenses	8.9%	8.5%	9.3%	9.3%
Incentive fees	—%	—%	—%	—%

Total expenses	8.9%	8.5%	9.3%	9.3%

Total return:
Total return before incentive fees	13.4%	(27.9)%	(2.7)%	(3.8)%
Incentive fees	—%	—%	—%	—%

Total return after incentive fees	13.4%	(27.9)%	(2.7)%	(3.8)%

***	Annualized (other than incentive fee)

****	Interest income less total expenses

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

3.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses and Changes in Partners’ Capital.

The customer agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures and forward contracts. The Partnership nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition as the criteria under ASC 210-20 Balance Sheet (formerly, FIN No. 39 “Offsetting of Amounts Related to Certain Contracts”) have been met.

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values for the nine and twelve months ended September 30, 2009 and December 31, 2008, based on a monthly calculation, were $698,321 and $3,387,675 respectively. The fair values of these commodity interests, including options thereon, if applicable, at September 30, 2009 and December 31, 2008, were $5,182,170 and $2,903,197, respectively. Fair values for exchange-traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on other measures of fair value deemed appropriate by the General Partner.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions.

The Partnership adopted ASC 815-10, Derivatives and Hedging (formerly, FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”) as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815-10 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition or Statements of Income and Expenses and Changes in Partners’ Capital. The contracts outstanding at the period ended September 30, 2009, are indicative of volume traded during the period. See the Schedule of Investments. The following table indicates the fair values of derivative instruments of futures and forward contracts as separate assets and liabilities.

Assets	September 30, 2009	Assets	September 30, 2009
Futures Contracts		Forward Contracts
Currencies	$1,145,220	Metals	$520,763

Grains	354,644

Indices	1,088,180
Interest Rates U.S.	98,227
Interest Rates Non-U.S.	141,241
Livestock	21,940
Metals	464,855
Softs	2,380,888

Total unrealized appreciation on open futures contracts	$5,695,195	Total unrealized appreciation on open forward contracts	$520,763

Liabilities		Liabilities
Futures Contracts		Forward Contracts
Currencies	$(107,099)	Metals	$(245,570)

Grains	(367,527)

Indices	(72,495)
Interest Rates Non-U.S.	(13,629)
Livestock	(152,298)
Metals	(18,960)
Softs	(56,210)

Total unrealized depreciation on open futures contracts	$(788,218)	Total unrealized depreciation on open forward contracts	$(245,570)

Net unrealized appreciation on open futures contracts	$4,906,977 *	Net unrealized appreciation on open forward contracts	$275,193 **

*	This amount is included in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

**	This amount is included in “Net unrealized appreciation on open forward contracts” on the Statements of Financial Condition.
          The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2009.

	Three months ended	Nine months ended
	September 30, 2009	September 30, 2009
Sector	Gain (loss) from trading	Gain (loss) from trading

Currencies	$154,967	$(3,485,196)
Energy	—	(5,500)
Grains	(6,466)	(58,078)
Indices	1,920,398	1,747,786
Interest Rates U.S.	192,319	(710,496)
Interest Rates Non-U.S.	140,232	(1,411,148)
Livestock	226,172	1,211,792
Metals	571,541	297,239
Softs	3,877,268	3,340,515

Total	$7,076,431	$926,914

Tidewater Futures Fund L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)

4.	Fair Value Measurements:

Investments.  All commodity interests (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses and Changes in Partners’ Capital.

Fair Value Measurements.  The Partnership adopted ASC 820-10 Fair Value Measurements and Disclosures (formerly, FAS No. 157, “Fair Value Measurements”) as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by ASC 820-10, for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

The Partnership considers prices for exchange traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available, are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended September 30, 2009 and December 31, 2008, the Partnership did not hold any derivative instruments for which market quotations are not readily available, are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2 ) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	9/30/2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Futures	$4,906,977	$4,906,977	$—	$—

Forwards	275,193	275,193	—	—

Total assets	5,182,170	5,182,170	—	—

Total fair value	$5,182,170	$5,182,170	$—	$—

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	12/31/2008	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Futures	$2,258,784	$2,258,784	$—	$—

Forwards	644,413	644,413	—	—

Total assets	2,903,197	2,903,197	—	—

Total fair value	$2,903,197	$2,903,197	$—	$—

Tidewater Futures Fund L.P.
Notes to Financial Statements
September 30, 2009
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
          Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Partnership’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership has credit risk and concentration risk as the sole counterparty or broker with respect to the Partnership’s assets is CGM or a CGM affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent that through CGM, the Partnership’s counterparty is an exchange or clearing organization.
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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its equity in its trading account, consisting of cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such losses occurred in the third quarter of 2009.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2009, Partnership capital decreased 26.6% from $65,791,057 to $48,285,386. This decrease was attributable to the net loss from operations of $2,834,896 coupled with the redemption of 8,596.8189 Redeemable Units of Limited Partnership Interest totaling $15,517,651 and 812.0052 General Partner Unit equivalents totaling $1,486,124, which was partially offset by the addition of 1,259.0789 Redeemable Units of Limited Partnership totaling $2,333,000. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC-230-10.
          Investments. All commodity interests (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses and Changes in Partners’ Capital.
          Fair Value Measurements. The Partnership adopted ASC-820-10 as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Partnership did not apply the deferral allowed ASC-820-10 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

          The Partnership considers prices for exchange traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available, are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the period ended September 30, 2009, the Partnership did not hold any derivative instruments for which market quotations are not readily available, are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
          Futures Contracts. The Partnership trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery can not occur (such as S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership. When the contract is closed, the Partnership records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
          London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of Aluminum, Copper, Lead, Nickel, Tin or Zinc. LME contracts traded by the Partnership are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Partnership each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership. A contract is considered offset when all long positions have been matched with short positions. When the contract is closed at the prompt date, the Partnership records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
          Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Partnership’s income and expenses.
          In 2007, the Partnership adopted ASC 740-10 Income Taxes (formerly, FAS No. 48, “Accounting for uncertainty in Income taxes”). ASC 740-10 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740-10 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has continued to evaluate the application of ASC 740-10 and has concluded that the adoption of ASC 740-10 had no impact on the operations of the Partnership for the nine months ended September 30, 2009 and that no provision for income tax is required in the Partnership’s financial statements.
          The following are the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States – 2005.
          Recent Accounting Pronouncements. In 2009, the Partnership adopted ASC 820-10-65 Fair Value Measurements (formerly, FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). ASC 820-10-65 reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. ASC 820-10-65 also reaffirms the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. The application of ASC 820-10-65 is required for interim and annual reporting periods ending after June 15, 2009. Management has concluded that based on available information in the marketplace, there has not been a decrease in the volume and level of activity in the Partnership’s Level 2 assets and liabilities. The adoption of ASC 820-10-65 had no effect on the Partnership’s Financial Statements.
          Subsequent Events. In 2009, the Partnership adopted ASC 855-10 Subsequent Events (formerly, FAS No. 165 “Subsequent Events”). The objective of ASC 855-10 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.

Results of Operations

During the Partnership’s third quarter of 2009, the Net Asset Value per Redeemable Unit increased 13.4% from $1,701.03 to $1,928.58 as compared to a decrease of 27.9% in the third quarter of 2008. The Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 2009 of $7,076,431. Gains were attributable to the trading of commodity futures in currencies, U.S. and non-U.S. interest rates, livestock, metals, softs and indices and were slightly offset by losses in grains. The Partnership experienced a net trading loss before brokerage commissions and related fees in the third quarter of 2008 of $21,350,221. Losses were primarily attributable to the trading of commodity futures in currencies, energy, grains, non-U.S. interest rates, metals and softs and were partially offset by gains in U.S. interest rates, livestock and indices.
     The third quarter of 2009 presented a challenging trading environment with mixed technical signals across the markets. While the broad trends indicated that most economies and markets were recovering, some trends were not well established to be profitable. The Partnership was profitable in currencies, interest rates, livestock, metals, soft commodities and stock indices while modest losses were captured in grains.
     In currencies, modest gains were registered from trading the Australian dollar, Japanese yen and some emerging market currencies and were partially offset by losses in the Canadian dollar, Euro and some cross currency pairs. In interest rates, the Partnership was profitable in both the U.S. and non-U.S. bonds. Most of the gains were recorded in the longer-term maturity bonds which tend to be less influenced by government monetary policies. Central reserve banks of most developed economies seemed to be in a dilemma, balancing the future inflationary expectations with the current fragile condition of the economies. In livestock, the Partnership was profitable from trading of cattle and lean hogs. In metals, most industrial and precious metals established firm bullish trends that began in early 2009. The Partnership capitalized on these trends and registered strong gains. In soft commodities, strong gains were captured in sugar as the prices jumped on supply concerns due to drought conditions in India, once the producers of sugar. These gains were offset to a small extent by losses in coffee and cotton. Stock indices continued the bullish trends established earlier in the year and remained profitable.
     In grains, modest losses were captured as the gains made in wheat were offset by losses in soybean complex.

During the Partnership’s nine months ended September 30, 2009, the Net Asset Value per Redeemable Unit decreased 2.7% from $1,982.46 to $1,928.58 as compared to a decrease of 3.8% for the nine months ended September 30, 2008. The Partnership experienced a net trading gain before brokerage commissions and related fees in the nine months ended September 30, 2009, of $926,914. Gains were primarily attributable to the trading of commodity futures in grains, livestock, metals, softs and indices and were partially offset by losses in currencies, energy, U.S. and non-U.S. interest rates. The Partnership experienced a net trading gain before brokerage commissions and related fees in the nine months ended September 30, 2008 of $3,696,343. Gains were primarily attributable to the trading of commodity futures in currencies, energy, grains, U.S. interest rates, livestock, softs and indices and were partially offset by losses in metals and non-U.S. interest rates.
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

Interest income on 80% of the Partnership’s daily average equity maintained in cash was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Partnership’s assets in cash and/or place all of the Partnership’s assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. Twenty percent of the interest earned on Treasury bills purchased may be retained by CGM and/or credited to the General Partner. Interest income for the three and nine months ended September 30, 2009 decreased by $190,264 and $702,669, respectively, as compared to the corresponding periods in 2008. The decrease in interest income is primarily due to lower daily average equity maintained in cash and lower U.S. Treasury bill rates during the three and nine months ended September 30, 2009 as compared to the corresponding periods in 2008.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage commissions and fees for the three and nine months ended September 30, 2009 decreased by $253,748 and $927,312, respectively, as compared to the corresponding periods in 2008. The decrease in brokerage commissions and fees is due to lower average adjusted net assets during the three and nine months ended September 30, 2009 as compared to the corresponding periods in 2008.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and nine months ended September 30, 2009 decreased by $73,756 and $263,275, respectively, as compared to the corresponding periods in 2008. The decrease in management fees is due to lower average adjusted net assets during the three and nine months ended September 30, 2009 as compared to the corresponding periods in 2008.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three and nine months ended September 30, 2009 or 2008. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership to the trading advisor, the General Partner considers past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the trading advisor and may allocate the assets to additional advisors at any time.

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

The risk to the Limited Partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a consequence of the organization of the Partnership as a limited partnership under applicable law.

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

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2009, and the highest, lowest and average values during the three months ended September 30, 2009. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of September 30, 2009, the Partnership’s total capitalization was $48,285,386. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008.

September 30, 2009
(Unaudited)

			Three Months Ended September 30, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$1,340,056	2.77%	$1,644,491	$981,058	$1,258,026
Grains	1,596,530	3.31%	1,773,405	445,435	807,207
Interest Rates U.S.	114,210	0.24%	119,664	113,454	115,959
Interest Rates Non-U.S.	672,396	1.39%	693,986	368,305	521,028
Livestock	252,518	0.52%	252,518	182,588	202,585
Metals	1,726,777	3.58%	1,726,777	491,493	1,134,733
Softs	1,805,883	3.74%	1,820,696	818,113	1,306,147
Indices	4,423,057	9.16%	4,480,840	115,891	1,702,012

Total	$11,931,427	24.71%

*	Average of month-end Values at Risk

Item 4.	Controls and Procedures

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2009 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
     The following information supplements and amends the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009. There are no material legal proceedings pending against the Partnership and the General Partner.
Subprime Mortgage-Related Litigation
     On August 31, 2009, Asher, et al. v. Citigroup Inc., et al. and Pellegrini v. Citigroup Inc., et al. were consolidated with In re Citigroup Inc. Bond Litigation.
     On July 27, 2009, Utah Retirement Systems v. Strauss, et al. was filed in the United States District Court for the Eastern District of New York asserting, among other claims, claims under the Securities Act of 1933 and Utah state law arising out of an offering of American Home Mortgage common stock underwritten by CGM.
     On July 31, 2009, the United States District Court for the Eastern District of New York entered an order preliminarily approving settlements reached with all defendants (including Citigroup and CGM) in In Re American Home Mortgage Securities Litigation.
     On August 5, 2009, the underwriter defendants, including CGM, moved to dismiss the consolidated amended complaint in In Re American International Group, Inc. 2008 Securities Litigation.
Auction Rate Securities—Related Litigation and Other Matters
     On July 23, 2009, the Judicial Panel on Multidistrict Litigation issued an order transferring K-V Pharmaceutical Co. v. CGMI from the United States District Court for the Eastern District of Missouri to the United States District Court for the Southern District of New York for coordination with In Re Citigroup Auction Rate Securities Litigation. On August 24, 2009, CGM moved to dismiss the complaint.
     On September 11, 2009, the United States District Court for the Southern District of New York dismissed without prejudice the complaint in In Re Citigroup Auction Rate Securities Litigation. On October 15, 2009, lead plaintiff filed a second consolidated amended complaint asserting claims under Sections 10 and 20 of the Securities Exchange Act of 1934.
     On October 2, 2009, the Judicial Panel on Multidistrict Litigation transferred Ocwen Financial Corp., et al. v. CGMI to the United States District Court for the Southern District of New York for coordination with In Re Citigroup Auction Rate Securities Litigation.
Other Matters
     On September 14, 2009, defendants filed a motion to dismiss the amended complaint in ECA Acquisitions, Inc., et al. v. MAT Three LLC, et al..
Adelphia Communications Corporation
     Trial of the Adelphia Recovery Trust’s claims against Citigroup and numerous other defendants is scheduled to begin in April 2010.
IPO Securities Litigation
     In October 2009, the District Court entered an order granting final approval of the settlement.
Other Matters
     Investors in municipal bonds and other instruments affected by the collapse of the credit markets have sued Citigroup on a variety of theories. On August 10, 2009, certain such investors, a Norwegian securities firm and seven Norwegian municipalities, filed an action—Terra Securities Asa Konkursbo, et al. v. Citigroup Inc., et al.—in the United States District Court for the Southern District of New York against Citigroup, CGM and Citigroup Alternative Investments LLC, asserting claims under Sections 10 and 20 of the Securities Exchange Act of 1934 and state law arising out of the municipalities’ investment in certain notes. On October 7, 2009, defendants filed a motion to dismiss.

Item 1A.	Risk Factors

The following disclosure supplements the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Forms 10-Q for the quarters ended March 31, 2009 and June 30, 2009.

Speculative position and trading limits may reduce profitability. The Commodity Futures Trading Commission (“CFTC”) and U.S. exchanges have established speculative position limits on the maximum net long or net short position which any person may hold or control in particular futures and options on futures. The trading instructions of an advisor may have to be modified, and positions held by the Partnership may have to be liquidated in order to avoid exceeding these limits. Such modification or liquidation could adversely affect the operations and profitability of the Partnership by increasing transaction costs to liquidate positions and foregoing potential profits.

Regulatory changes could restrict the Partnership’s operations. Regulatory changes could adversely affect the Partnership by restricting its markets or activities, limiting its trading and/or increasing the taxes to which investors are subject. The General Partner is not aware of any definitive regulatory developments that might adversely affect the Partnership; however, since June 2008, several bills have been proposed in the U.S. Congress in response to record energy and agricultural prices and the financial crisis. Some of the pending legislation, if enacted, could impact the manner in which swap contracts are traded and/or settled and limit trading by speculators (such as the Partnership) in futures and OTC markets. One of the proposals would authorize the CFTC and the Commission to regulate swap transactions. Other potentially adverse regulatory initiatives could develop suddenly and without notice.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September 30, 2009, there were additional sales of 59.9631 Redeemable Units totaling $105,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. These units were purchased by accredited investors as defined in Regulation D.

Proceeds of net offering were used for the trading of commodity interests, including futures contracts, options, forwards and swap contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of Shares
			of Shares (or Units)	(or Units) that
	(a) Total Number	(b) Average	Purchased as Part	May Yet Be
	of Shares	Price Paid per	of Publicly Announced	Purchased Under the
Period	(or Units) Purchased*	Share (or Unit)**	Plans or Programs	Plans or Programs
July 1, 2009 - July 31, 2009	1,091.4946	$1,692.53	N/A	N/A
August 1, 2009 - August 31, 2009	1,169.4282	$1,799.20	N/A	N/A
September 1, 2009 - September 30, 2009	999.1113	$1,928.58	N/A	N/A
	3,260.0341	$1,803.14

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on 10 days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption but to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders – None

Item 5.	Other Information – None

Item 6.	Exhibits

3.1	Second Amended and Restated Limited Partnership Agreement (filed as Exhibit 3.2 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

3.2	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of the State of New York (filed as Exhibit 3.1 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

(a)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated February 26, 1999 (filed as Exhibit 3.1(a) to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

(b)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated April 1, 2001 (filed as Exhibit 3.1(b) to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

(c)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated May 21, 2003 (filed herein).

(d)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.1(c) to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

(e)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed herein).

(f)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 30, 2009 (filed as Exhibit 99.1(a) to current report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(g)	Certificate of Change of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated January 31, 2000 (filed herein).

10.1	Management Agreement among the Partnership, the General Partner and Chesapeake Capital Corporation (filed as Exhibit 10.1 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

10.1(a)	First Amendment to the Management Agreement among the Partnership, the General Partner and Chesapeake Capital Corporation (filed as Exhibit 10.1(a) to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

10.1(b)	Second Amendment to the Management Agreement among the Partnership, the General Partner and Chesapeake Capital Corporation (filed as Exhibit 10.1(b) to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

10.1(c)	Letter extending the Management Agreement between the General Partner and Chesapeake Capital Corporation for 2009 (filed as Exhibit 10.18 to the annual report on Form 10-K filed March 31, 2009 and incorporated herein by reference).

10.2	Second Amended and Restated Customer Agreement between the Partnership and Salomon Smith Barney Inc. (filed as Exhibit 10.2 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

10.3	Amended and Restated Agency Agreement between the Partnership, Smith Barney Futures Management LLC and Salomon Smith Barney Inc. (filed as Exhibit 10.3 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

10.4	Form of Subscription Agreement (filed herein).

10.5	Joinder Agreement among Citigroup Managed Futures LLC (the former name of the General Partner), Citigroup Global Markets Inc. and Morgan Stanley Smith Barney LLC (filed as Exhibit 10 to the quarterly report on Form 10-Q filed on August 14, 2009).
Exhibit 31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director)
Exhibit 31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director)
Exhibit 32.1 — Section 1350 Certification (Certification of President and Director)
Exhibit 32.2 — Section 1350 Certification (Certification of Chief Financial Officer and Director)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIDEWATER FUTURES FUND L.P.

By:	Ceres Managed Futures LLC

(General Partner)

By:	/s/ Jerry Pascucci

Jerry Pascucci President and Director

Date:	November 16, 2009

By:	/s/ Jennifer Magro

Jennifer Magro Chief Financial Officer and Director (Principal Accounting Officer)

Date:	November 16, 2009