Form 10-K
period 2009-12-31
TIDEWATER FUTURES FUND LP
filed 2010-03-31
CIK 1140509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Limited Partnership Redeemable Units with an aggregate value of $42,794,598 were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second calendar month.
As of February 28, 2010, 23,557.9317 Limited Partnership Redeemable Units were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
[None]

PART I
Item 1. Business.
     (a) General Development of Business. Tidewater Futures Fund L.P. (formerly, Smith Barney Tidewater Futures Fund L.P.) (the “Partnership”) is a limited partnership which was initially organized on February 23, 1995 under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, lumber, metals and softs. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk.
     During the initial offering period (April 17, 1995 to July 1, 1995), the Partnership sold 5,111 redeemable units of Limited Partnership Interest (“Redeemable Units”) at $1,000 per Redeemable Unit. The Partnership privately and continuously offers up to 150,000 Redeemable Units in the Partnership to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership. Sales and redemptions of Redeemable Units and General Partner contributions and redemptions for the years ended December 31, 2009, 2008 and 2007 are reported in the Statements of Changes in Partners’ Capital on page F-13 under “Item 8. Financial Statements and Supplementary Data.”
     Ceres Managed Futures LLC (formerly Citigroup Managed Futures LLC), a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”), a newly registered non-clearing futures commission merchant and a member of the National Futures Association (“NFA”). Morgan Stanley, indirectly through various subsidiaries, owns 51% of MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns 49% of MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.
     The Partnership’s trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on United States of America and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with CGM.
     The Partnership will be liquidated upon the first of the following to occur: December 31, 2015; when the Net Asset Value per Redeemable Unit falls below $400 as of the close of any business day, or under certain circumstances as defined in the Limited Partnership Agreement of the Partnership (the “Limited Partnership Agreement”).
     For the period January 1, 2009 through December 31, 2009, the approximate average market sector distribution for the Partnership was as follows:
     The General Partner has entered into a management agreement (the “Management Agreement”) with Chesapeake Capital Corporation (“Chesapeake” or the “Advisor”), a registered commodity trading advisor, who will make all commodity trading decisions for the Partnership. A description of the trading activities and focus of the Advisor is included on page 8, under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Advisor is not affiliated with the General Partner or CGM. The Advisor is not responsible for the organization or operation of the Partnership.
     Pursuant to the terms of the Management Agreement, the Partnership is obligated to pay the Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets managed by the Advisor. Month-end Net Assets, for the purpose of calculating management fees, are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accrual, the monthly management fee and any redemptions or distributions as of the end of such month. From September 1, 2007 through December 31, 2007, the Advisor temporarily waived the monthly management fee it receives from the Partnership. The Management Agreement may be terminated upon notice by either party.

     In addition, the Partnership is obligated to pay the Advisor an incentive fee, payable quarterly, equal to 23% of the New Trading Profits, as defined in the Management Agreement, earned by the Advisor for the Partnership during each calendar quarter. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.
     The Partnership has entered into a customer agreement (the “Customer Agreement”) with CGM which provides that the Partnership will pay CGM a monthly brokerage commission equal to 6.5% per year of month-end Net Assets, in lieu of brokerage commissions on a per trade basis. Month-end Net Assets, for the purpose of calculating commissions are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage commissions, incentive fee accrual, the monthly management fee and other expenses and any redemptions or distributions as of the end of such month. CGM also pays a portion of its brokerage commissions to financial advisors who have sold Redeemable Units in the Partnership and who are registered as associated persons with the Commodity Futures Trading Commission (the “CFTC”). Brokerage commissions will be paid for the life of the Partnership, although the rate at which such commissions are paid may be changed. The Partnership pays for NFA fees, exchange fees, clearing fees, give-up fees, user fees and floor brokerage fees (collectively the “clearing fees”). All of the Partnership’s assets are deposited in the Partnership’s account at CGM. The Partnership’s cash is deposited by CGM in segregated bank accounts to the extent required by CFTC regulations. In addition, CGM pays the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. CGM will pay such interest to the Partnership out of its own funds whether or not it is able to earn the interest it has obligated itself to pay. Alternatively, CGM may place all of the Partnership’s assets in 90-day U.S. Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. Twenty percent of the interest earned on Treasury bills purchased may be retained by CGM and/or credited to the General Partner. The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.
     (b) Financial Information About Industry Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2009, 2008, 2007, 2006 and 2005 is set forth under “Item 6. Selected Financial Data.” The Partnership’s Capital as of December 31, 2009 was $49,728,651.
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
     The trading of commodity interests is speculative, volatile and involves a high degree of leverage. A small change in the market price of a commodity interest contract can produce major losses for the Partnership. Market prices can be influenced by, among other things, changing supply and demand relationships, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events, weather and climate conditions, insects and plant disease, purchases and sales by foreign countries and changing interest rates.
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
     2.   The Advisor, the commodity broker and their principals and affiliates may trade in commodity interests for their own accounts; and
     3.   An investor’s financial advisor will receive ongoing compensation for providing services to the investor’s account.
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
     Regulatory changes could adversely affect the Partnership by restricting its markets or activities, limiting its trading and/or increasing the taxes to which investors are subject. The General Partner is not aware of any definitive regulatory developments that might adversely affect the Partnership; however, since June 2008, several bills have been proposed in the U.S. Congress in response to record energy and agricultural prices and the financial crisis. Some of the pending legislation, if enacted, could impact the manner in which swap contracts are traded and/or settled and limit trading by speculators (such as the Partnership) in futures and over-the-counter markets. One of the proposals would authorize the CFTC and the Commission to regulate swap transactions. Other potentially adverse regulatory initiatives could develop suddenly and without notice.
     Speculative position and trading limits may reduce profitability.
     The CFTC and U.S. exchanges have established speculative position limits on the maximum net long or net short positions which any person may hold or control in particular futures and options on futures. The trading instructions of an advisor may have to be modified, and positions held by the Partnership may have to be liquidated in order to avoid exceeding these limits. Such modification or liquidation could adversely affect the operations and profitability of the Partnership by increasing transaction costs to liquidate positions and foregoing potential profits.
Item 2. Properties.
     The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by its affiliate, Citigroup.

Item 3. Legal Proceedings.
     This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which CGM is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.
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
     There have been no material administrative, civil or criminal actions within the past five years against CGM (formerly known as Salomon Smith Barney) or any of its individual principals and no such actions are currently pending, except as follows.
     Mutual Funds
     Several issues in the mutual fund industry have come under the scrutiny of federal and state regulators. Citigroup has received subpoenas and oilier requests for information from various government regulators regarding market timing, financing, fees, sales practices and other mutual fund issues in connection with various investigations. Citigroup is cooperating with all such reviews. Additionally, Citigroup Global Markets has entered into a settlement agreement with the SEC with respect to revenue sharing and sales of classes of funds.
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
     FINRA Settlement
     On October 12, 2009, FINRA announced its acceptance of an Award Waiver and Consent (“AWC”) in which Citigroup Global Markets, without admitting or denying the findings, consented to the entry of the AWC and a fine and censure of $600,000. The AWC includes findings that Citigroup Global Markets failed to adequately supervise the activities of its equities trading desk in connection with swap and related hedge trades in U.S. and Italian equities that were designed to provide certain perceived tax advantages. Citigroup Global Markets was charged with failing to provide for effective written procedures with respect to the implementation of the trades, failing to monitor Bloomberg messages and failing to properly report certain of the trades to the NASDAQ.
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
     On August 7, 2008, Citigroup reached a settlement with the New York Attorney General, the SEC, and other state regulatory agencies, pursuant to which Citigroup agreed to offer to purchase at par Auction Rate Securities from all Citigroup individual investors, small institutions {as defined by the terms of the settlement), and charities that purchased Auction Rate Securities from Citigroup prior to February 11, 2008. In addition, Citigroup agreed to pay a $50 million fine to the State of New York and a $50 million fine to the other state regulatory agencies.

     Subprime-Mortgage Related Actions
     Citigroup and certain of its affiliates are subject to formal and informal investigations, as well as subpoenas and/or requests for information, from various governmental and self-regulatory agencies relating to subprime mortgage—related activities. Citigroup and its affiliates are cooperating fully and are engaged in discussions on these matters.
     Credit Crisis Related Matters
     Beginning in the fourth quarter of 2007, certain of Citigroup’s, and Citigroup Global Market’s regulators and other state and federal government agencies commenced formal and informal investigations and inquiries, and issued subpoenas and requested information, concerning Citigroup’s subprime mortgage-related conduct and business activities. Citigroup and certain of its affiliates, including Citigroup Global Markets, are involved in discussions with certain of its regulators to resolve certain of these matters.
     Certain of these regulatory matters assert claims for substantial or indeterminate damages. Some of these matters already have been resolved, either through settlements or court proceedings, including the complete dismissal of certain complaints or the rejection of certain claims following hearings.
     In the course of its business, CGM, as a major futures commission merchant and broker-dealer, is a party to various civil actions, claims and routine regulatory investigations and proceedings that the general partner believes do not have a material effect on the business of CGM.
Item 4. [Removed and Reserved]

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     (a) Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units.
     (b) Holders. The number of holders of Redeemable Units of Limited Partnership Interest as of December 31, 2009 was 604.
     (c) Distribution. The Partnership did not declare a distribution in 2009, 2008 and 2007. The Partnership does not intend to declare distributions in the forseeable future.
     (d) Securities Authorized for Issuance under Equity Compensation Plans. None.
     (e) Performance Graph. Not applicable
     (f) Recent Sales of Unregistered Securities. For the year ended December 31, 2009, there were additional sales of 1,526.6293 Redeemable Units totaling $2,841,000. For the year ended December 31, 2008, there were additional sales of 4,082.4408 Redeemable Units totaling $7,390,000 and General Partner contributions representing 521.2428 Unit equivalents totaling $886,660. For the year ended December 31, 2007, there were additional sales of 16,136.0503 Redeemable Units totaling $37,875,000 and General Partner contributions representing 492.8172 Unit equivalents totaling $1,161,472.
     The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors, as described in Regulation D, and a small number of persons who are non-accredited investors.
     Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, swaps, options and forward contracts, if applicable.
     (g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
     The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of Redeemable
			of Redeemable Units	Units that
	(a) Total Number	(b) Average	Purchased as Part	May Yet Be
	of Redeemable	Price Paid per	of Publicly Announced	Purchased Under the
Period	Units Purchased*	Redeemable Unit**	Plans or Programs	Plans or Programs
October 1, 2009 - October 31, 2009	81.6628	$1,764.86	N/A	N/A
November 1, 2009 - November 30, 2009	369.0851	$1,879.80	N/A	N/A
December 1, 2009 - December 31, 2009	426.8258	$2,035.83	N/A	N/A
	877.5737	$1,944.99

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on 10 days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day.
Item 6. Selected Financial Data.
     Net realized and unrealized trading gains (losses), interest income, net income (loss), increase (decrease) in Net Asset Value per Unit and Net Asset Value per Unit for the years ended December 31, 2009, 2008, 2007, 2006 and 2005, and total assets at December 31, 2009, 2008, 2007, 2006 and 2005 were as follows:

	2009	2008	2007	2006	2005
Net realized and unrealized trading gains (losses), net of brokerage commissions (including clearing fees) of $3,565,935, $4,769,347, $5,850,002, $4,830,155 and $3,232,946, respectively	$1,032,616	$13,935,204	$(33,426,318)	$10,432,208	$(720,637)
Interest income	$38,284	$758,022	$3,077,631	$2,548,664	$1,063,116

	$1,070,900	$14,693,226	$(30,348,687)	$12,980,872	$342,479

Net income (loss)	$(192,757)	$13,050,579	$(35,224,227)	$9,007,334	$(643,170)

Increase (decrease) in Net Asset Value per Unit	$53.37	$330.33	$(817.81)	$319.88	$(64.69)

Net Asset Value per Unit	$2,035.83	$1,982.46	$1,652.13	$2,469.94	$2,150.06

Total assets	$51,030,910	$67,349,349	$68,715,245	$86,061,702	$57,267,409

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
     The General Partner manages all business of the Partnership. The General Partner has delegated its responsibility for the investment of the Partnership’s assets to Chesapeake. The General Partner employs a team of approximately 20 professionals whose primary emphasis is on attempting to maintain quality control among the advisors to the partnerships operated or managed by the General Partner. A full-time staff of due diligence professionals use proprietary technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provide processing of trading activity and reporting to limited partners and regulatory authorities. In selecting the Advisor for the Partnership, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor at any time.
     Responsibilities of the General Partner include:
•	due diligence examinations of the Advisor;

•	selection, appointment and termination of the Advisor;

•	negotiation of the management agreement; and

•	monitoring the activity of the Advisor.
     In addition, the General Partner prepares the books and records and provides the administrative and compliance services that are required by law or regulation from time to time in connection with the operation of the Partnership. These services include the preparation of required books and records and reports to limited partners, government agencies and regulators; computation of net asset value; calculation of fees; effecting subscriptions, redemptions and limited partner communications; and preparation of offering documents and sales literature.
     The General Partner shall seek the best prices and services available in its commodity futures brokerage transactions.
     The programs offered generally by the Advisor to its clients to trade commodity interests for their accounts are the Diversified Program and the Diversified 2XL Program, both systematic trading programs. Chesapeake initially traded its Diversified Program on behalf of the Partnership, however, since August 1, 1997, Chesapeake has traded the Partnership’s account pursuant to its Diversified 2XL Program. The Diversified Program emphasizes a wide range of diversification by utilizing a global portfolio of commodity interests, including, but not limited to, agricultural products, precious and industrial metals, currencies, financial instruments, and stock, financial and economic indices. These contracts are traded on a highly leveraged basis.
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
     In general, the Advisor analyzes markets, including price action, market volatility, open interest and volume (“technical analysis”) as a means of predicting market opportunity and discovering any repeating patterns in past historical prices. The Advisor’s trading decisions are based on a combination of its systems, market timing techniques, trading discretion, judgment and experience, as well as market opportunities. The Advisor’s trading methodology is both systematic and strategic. Trading decisions require the exercise of strategic judgment by the Advisor in evaluating its technical trading methods, in their possible modification from time to time, and in their implementation.
     Exchanges on which transactions for the Partnership may take place include all futures exchanges in the U.S. and certain non-U.S. futures exchanges. The Advisor continually monitors numerous markets, both non-U.S. and U.S., and may initiate trades at any point the system determines that the market is sufficiently liquid and suitable for trading using the methods employed by the Advisor.

     (a) Liquidity.
     The Partnership does not engage in sales of goods or services. The Partnership’s assets are its equity in its trading account, consisting of cash and cash equivalents, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2009.
     To minimize this risk relating to low margin deposits, the Partnership follows certain trading policies, including:
(i)	The Partnership invests its assets only in commodity interests that the Advisor believes are traded in sufficient volume to permit ease of taking and liquidating positions. Sufficient volume, in this context, refers to a level of liquidity that the Advisor believes will permit it to enter and exit trades without noticeably moving the market.

(ii)	The Advisor will not initiate additional positions in any commodity if these positions would result in aggregate positions requiring a margin of more than 66 2/3% of the Partnership’s net assets allocated to the Advisor.

(iii)	The Partnership may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearinghouse, the physical commodity position is fully hedged.

(iv)	The Partnership does not employ the trading technique commonly known as “pyramiding”, in which the speculator uses unrealized profits on existing positions as margin for the purchases or sale of additional positions in the same or related commodities.

(v)	The Partnership does not utilize borrowings other than short-term borrowings if the Partnership takes delivery of any cash commodities.

(vi)	The Advisor may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Partnership. The term “spread” or “straddle” describes a commodity futures trading strategy involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets and in which the trader expects to earn a profit from a widening or narrowing of the difference between the prices of the two contracts.

(vii)	The Partnership will not permit the churning of its commodity trading account. The term “churning” refers to the practice of entering and exiting trades with a frequency unwarranted by legitimate efforts to profit from the trades, driven by the desire to generate commission income.
     From January 1, 2009 through December 31, 2009, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 14.7%.
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
     The General Partner monitors and attempts to control the Partnership’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions. (See also “Item 8. Financial Statements and Supplementary Data” for further information on financial instrument risk included in the notes to the financial statements.)
     Other than the risks inherent in commodity futures and other derivatives trading, the Partnership knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership’s liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the General Partner may, in its discretion, cause the Partnership to cease trading operations and liquidate all open positions under certain circumstances including a decrease in Net Asset Value per Redeemable Unit to less than $400 as of the close of business on any business day.
     (b) Capital Resources.
     (i) The Partnership has made no material commitments for capital expenditures.
     (ii) The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market movements in commodities are dependent upon fundamental and technical factors which the Advisors may or may not be able to identify, such as changing supply and demand relationships, weather, government agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, brokerage commissions and advisory fees. The level of these expenses is dependent upon trading performance and the level of Net Assets maintained. In addition, the amount of interest income payable by CGM is dependent upon interest rates over which the Partnership has no control.
     No forecast can be made as to the level of redemptions in any given period. A Limited Partner may require the Partnership to redeem their Redeemable Units at the Net Asset Value as of the last day of any month on 15 days’ written notice to the General Partner. There is no fee charged to Limited Partners in connection with redemptions. Redemptions generally are funded out of the Partnership’s cash holdings. For the year ended December 31, 2009, 9,474.3926 Redeemable Units were redeemed totaling $17,224,525 and 812.0052 General Partner Units were redeemed totaling $1,486,124. For the year ended December 31, 2008, 11,348.7824 Redeemable Units were redeemed totaling $21,508,257. For the year ended December 31, 2007, 10,289.5035 Redeemable Units were redeemed totaling $20,810,848.
     For the year ended December 31, 2009, there were additional sales of 1,526.6293 Redeemable Units totaling $2,841,000. For the year ended December 31, 2008, there were additional sales of 4,082.4408 Redeemable Units totaling $7,390,000 and General Partner contributions representing 521.2428 Unit equivalents totaling $886,660. For the year ended December 31, 2007, there were additional sales of 16,136.0503 Redeemable Units totaling $37,875,000 and General Partner contributions representing 492.8172 Unit equivalents totaling $1,161,472.

     (c) Results of Operations.
     For the year ended December 31, 2009, the Net Asset Value per Redeemable Unit increased 2.7% from $1,982.46 to $2,035.83. For the year ended December 31, 2008, the Net Asset Value per Redeemable Unit increased 20.0% from $1,652.13 to $1,982.46. For the year ended December 31, 2007, the Net Asset Value per Redeemable Unit decreased 33.1% from $2,469.94 to $1,652.13.
     The Partnership experienced a net trading gain of $4,598,551 before brokerage commissions and expenses for the year ended December 31, 2009. Gains were primarily attributable to the trading of commodity futures in livestock, metals, softs and indices and were partially offset by losses in currencies, energy, grains and U.S. and non-U.S. interest rates.
     2009 was a volatile year for the financial markets. The U.S. stock market entered 2009 reeling from the financial turmoil of 2008. The results of the sub-prime fallout, bank bailouts, auto industry bankruptcies, and capitulating economic data overwhelmed not just stock prices, but fueled extraordinarily high levels of risk aversion. The market’s recovery was driven by stability in the banking sector and a rapid recovery in global markets. By mid-year 2009, the market had hit bottom in March, banks were seeking to return TARP bailout money and other leading indicators were recovering.
     In currencies, the Partnership registered losses as the U.S. Dollar reversed the strong trend earlier in the year and started weakening against the other major currencies. Trading in Japanese Yen and cross rates contributed to these losses following speculation that the Japanese government may interfere in the markets to reverse a strong Yen. In the energy sector, most of the products did not exhibit any strong trends and mostly remained range bound after the reversals earlier in the year. This pattern of sharp reversal followed by non-directional volatility attributed to the losses in this sector. Losses were also seen in the fixed income sector. With the economic backdrop of 2008, yields started to exhibit asymmetric volatility due to extreme uncertainty prevailing in the longer time horizon. Encouraged by the continuing fiscal and monetary efforts of the U.S. government to stabilize the economy, the markets finally began to recover. In agricultural commodities, losses were realized primarily in wheat. The price of wheat unexpectedly rallied in October, as cold and wet weather conditions threatened to delay harvest.
     In livestock, the Partnership was profitable in hogs and cattle futures trading. The Partnership recorded gains in the metals sector primarily from zinc, copper and gold. Investors across the world chose to buy gold through ETFs and bullion as a hedge against inflation, driven by the massive monetary influx of the central banks. In softs, modest gains were recorded as the strong gains in sugar offset the losses in coffee. In stock indices, strong trends emerged in the second quarter after the lows of March 2009. The Partnership was favorably positioned to capitalize on these trends and recover the losses from the sharp reversals
     The Partnership experienced a net trading gain of $18,704,551 before brokerage commissions and expenses for the year ended December 31, 2008. Gains were primarily attributable to the trading of commodity futures in currencies, energy, grains, U.S. and non-U.S. interest rates, livestock, softs and indices and were partially offset by losses in metals.
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
     The Partnership was well positioned to capitalize on the strong trends that emerged in the currencies and realized gains for the year. The U.S. Dollar was relatively strong compared with most of the other developed economy currencies. The Euro was put to its first major test since its inception. The UK, Germany and France continued to show weak growth earlier in the year and as the situations worsened in the later part of the year, these countries officially entered recession. The Japanese Yen remained an exception and showed extraordinary strength as the carry trade reversed.
     The Partnership realized most of the profits in the energy sector by capturing both the bullish and the bearish trends. In the earlier part of the year, crude oil pushed towards a historic high of $147 per barrel and in the latter part, the trend suddenly reversed and a strong negative trend emerged with crude oil dropping to about $32 per barrel. Natural gas also contributed to profits as prices plunged from $14 to about $5 per MMBtu.
     In grains and agricultural softs, the Partnership was profitable as the trading strategy successfully navigated the trend reversal period and captured the bullish and bearish legs of the trend across several products. Corn prices continued to show a strong correlation to energy prices and while peaking at 800 cents around mid year, closed the year at around 400 cents.
     The Partnership was profitable in the interest rates sector as the yields on shorter end of the yield curve dropped to almost unphysical levels. Short term U.S. Treasury bills were in such high demand due to flight-to-quality that the yields dropped below zero. While the 10 Yr T-bill yielded on an average between 3.5%-4% for most of the year, the yield dropped to 2% in December. Non-U.S. interest rates also showed tremendous volatility as the rates dropped precipitously due to the actions of the central banks.
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

     Interest income is earned on 80% of the Partnership’s average daily equity maintained in cash was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Partnership’s assets in cash and/or place all of the Partnership’s assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. Twenty percent of the interest earned on Treasury bills purchased may be retained by CGM and/or credited to the General Partner. Interest income for the three and twelve months ended December 31, 2009 decreased by $17,069 and $719,738, respectively as compared to the corresponding periods in 2008. The decrease in interest income is primarily due to lower U.S. Treasury Bill rates for the Partnership during the three and twelve months ended December 31, 2009, as compared to the corresponding periods in 2008. Interest earned by the Partnership will increase the net asset value of the Partnership.
     Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage commissions and fees for the three and twelve months ended December 31, 2009 decreased by $276,100 and $1,203,412, respectively as compared to the corresponding periods in 2008. The decrease in brokerage commissions and fees is due to lower average adjusted net assets during the three and twelve months ended December 31, 2009, as compared to the corresponding periods in 2008.
     Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and twelve months ended December 31, 2009, decreased by $85,614 and $348,889 respectively as compared to the corresponding periods in 2008. The decrease in management fees is due to lower average adjusted net assets for the three and twelve months ended December 31, 2009, as compared to the corresponding periods in 2008.
     Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the management agreement. There were no incentive fees earned for the three and twelve months ended December 31, 2009 or 2008. The Advisor will not be paid an incentive fee until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.
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

     In allocating substantially all of the assets of the Partnership to the trading advisor, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the trading advisor at any time.
     (d) Off-Balance Sheet Arrangements. None.
     (e) Contractual Obligations. None.
     (f) Operational Risk
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
     Financial Control Risk — the risk of loss attributable to limitations in financial systems and controls. Strong financial systems and controls ensure that assets are safeguarded, that transactions are executed in accordance with management’s authorization, and that financial information utilized by management and communicated to external parties, including the Partnership’s Redeemable Unit holders, creditors, and regulators, is free of material errors.
     (g) Critical Accounting Policies.
     Use of Estimates. The preparation of financial statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Partnership’s Statements of Financial Condition through the date the financial statements were issued. As a result, actual results could differ from these estimates.
     Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230, Statement of Cash Flows (formerly, FAS No. 102, “Statement of Cash Flows Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale”).
     Partnership’s Investments. All commodity interests (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses.
      Partnership’s Fair Value Measurements. The Partnership adopted ASC 820, Fair Value Measurements and Disclosures (formerly, FAS No. 157, “Fair Value Measurements”) as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Partnership did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.
     The Partnership considers prices for exchange traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the years ended December 31, 2009 and 2008, the Partnership did not hold any derivative instruments for which market quotations are not readily available and which are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

     Futures Contracts. The Partnership trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery can not occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership each business day, depending on the daily fluctuations in the value of the underlying instruments, and are recorded as unrealized gains or losses by the Partnership. When the contract is closed, the Partnership records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.
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
     In 2007, the Partnership adopted ASC 740, Income Taxes (formerly, FAS No. 48, “Accounting for Uncertainty in Income Taxes”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements.
     The following is the major tax jurisdiction for the Partnership and the earliest tax year subject to examination: United States — 2006.
     Subsequent Events. In 2009, the Partnership adopted ASC 855, Subsequent Events (formerly, FAS No. 165, “Subsequent Events”). The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. Management has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.
     Recent Accounting Pronouncements. In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), “Improving Disclosures about Fair Value Measurements”, which, among other things, amends ASC 820 to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements (which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years). Management is currently assessing the impact that the adoption of ASU 2010-06 will have on the Partnership’s financial statements disclosures.
      In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”), “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” which among other things amended ASC 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between ASC 855 and the SEC’s requirements. All of the amendments in this update are effective upon issuance of this update. Management has included the provisions of these amendments in the financial statements.
     Certain prior period amounts have been reclassified to conform to the current year presentation.
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
     Market movements result in frequent changes in the fair market value of the Partnership’s open positions and, consequently, in its earnings and cash balances. The Partnership’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership’s open positions and the liquidity of the markets in which it trades.
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
     Materiality as used in this section, “Quantitative and Qualitative Disclosures About Market Risk,” is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Partnership’ market sensitive instruments.
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

The Partnership’s Trading Value at Risk in Different Market Sectors
      Value at risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2009 and December 31, 2008, the highest and lowest value at any point and the average value during the years. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of December 31, 2009, the Partnership’s total capitalization was $49,728,651.
December 31, 2009

		% of Total	High	Low	Average *
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk
Currencies	$1,560,855	3.14%	$2,702,662	$981,058	$1,639,412
Energy	847,200	1.70%	847,200	818,450	832,825
Grains	661,600	1.33%	1,773,405	2,700	465,577
Interest Rates U.S.	104,780	0.21%	309,600	104,780	175,972
Interest Rates Non-U.S.	777,428	1.56%	1,174,913	368,305	743,464
Livestock	170,500	0.34%	287,550	170,500	215,010
Metals	2,136,825	4.30%	2,136,825	163,719	915,090
Softs	1,798,631	3.62%	1,820,696	364,345	1,037,627
Indices	4,056,121	8.16%	4,480,840	750	1,437,215

Total	$12,113,940	24.36%

*	Annual average based on month-end Value at Risk
     As of December 31, 2008, the Partnership’s total capitalization was $65,791,057.
December 31, 2008

				Low	Average
		% of Total	High	Value at	Value at
Market Sector	Value at Risk	Capitalization	Value at Risk	Risk	Risk*
Currencies	$2,026,869	3.08%	$6,242,237	$1,032,467	$2,509,653
Interest Rates U.S.	313,500	0.48%	416,400	221,800	324,046
Interest Rates Non-U.S.	1,162,102	1.76%	2,338,158	709,404	1,253,447
Livestock	247,800	0.38%	388,200	191,100	295,675
Metals	270,683	0.41%	1,087,224	111,479	576,268
Softs	721,390	1.10%	1,700,798	147,763	933,210

Total	$4,742,344	7.21%

*	Annual average based on month-end Value at Risk

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
     The following were the primary trading risk exposures of the Partnership as of December 31, 2009, by market sector.
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
     Stock Indices. The Partnership’s primary equity exposure is to equity price risk in the G-8 countries. The stock index futures traded by the Partnership are limited to futures on broadly based indices. As of December 31, 2009, the Partnership’s primary exposures were in the EUREX and Chicago Mercantile Exchange stock indices. The General Partner anticipates little, if any, trading in non-G-8 stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being “whipsawed” into numerous small losses.)
     Metals. The Partnership’s primary metal market exposure is to fluctuations in the price of gold, zinc, copper and aluminum.
     Softs. The Partnership’s primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Cotton, coffee and sugar accounted for the substantial bulk of the Partnership’s commodity exposure as of December 31, 2009.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
     The following were the only non-trading risk exposures of the Partnership as of December 31, 2009.
     Foreign Currency Balances. The Partnership’s primary foreign currency balances are in Japanese yen, Euro and Swiss francs. The Advisor regularly converts foreign currency balances to U.S. dollars in an attempt to control the Partnership’s non-trading risk.
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

Item 8. Financial Statements and Supplementary Data.
TIDEWATER FUTURES FUND L.P.
INDEX TO FINANCIAL STATEMENTS

Page Number
Oath or Affirmation	F-2
Management’s Report on Internal Control over Financial Reporting	F-3
Reports of Independent Registered Public Accounting Firms	F-4 - F-8
Financial Statements:
Statements of Financial Condition at December 31, 2009 and 2008	F-9
Condensed Schedules of Investments at December 31, 2009 and 2008	F-10 - F-11
Statements of Income and Expenses for the years ended December 31, 2009, 2008 and 2007	F-12
Statements of Changes in Partners’ Capital for the years ended December 31, 2009, 2008 and 2007	F-13
Notes to Financial Statements	F-14 - F-22
Selected Unaudited Quarterly Financial Data	F-23

To the Limited Partners of
Tidewater Futures Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Jennifer Magro
Chief Financial Officer and Director
Ceres Managed Futures LLC
General Partner,
Tidewater Futures Fund L.P.

Ceres Managed Futures LLC
55 East 59th Street
10th Floor
New York, N.Y. 10022
212-559-2011

Management’s Report on Internal Control Over
Financial Reporting

The management of Tidewater Futures Fund L.P., formerly Smith Barney Tidewater Futures Fund L.P. (the Partnership), Ceres Managed Futures LLC, formerly Citigroup Managed Futures LLC, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a – 15(f) and 15d – 15(f) under the Securities Exchange Act of 1934 and for our assessment of internal control over financial reporting. The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Partnership’s internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and directors of the Partnership; and

(iii) provide reasonable assurance regarding prevention or timely detection and correction of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The management of Tidewater Futures Fund L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2009 based on the criteria referred to above.

The Partnership’s independent registered public accounting firm, Deloitte & Touche LLP has audited the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2009, as stated in their report dated March 19, 2010 which appears herein.

Jennifer Magro
Chief Financial Officer and Director
Ceres Managed Futures LLC
General Partner,
Tidewater Futures Fund L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of
Tidewater Futures Fund L.P.:
We have audited the accompanying statement of financial condition of Tidewater Futures Fund L.P. (the “Partnership”), including the condensed schedule of investments, as of December 31, 2009, and the related statements of income and expenses, and changes in partners’ capital for the year then ended. We also have audited the Partnership’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnership’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Partnership’s internal control over financial reporting based on our audit. The financial statements of the Partnership for the years ended December 31, 2008 and 2007 were audited by other auditors whose reports, dated March 26, 2009 and March 24, 2008, respectively, expressed unqualified opinions on those statements.
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
A partnership’s internal control over financial reporting is a process designed by, or under the supervision of, the partnership’s principal executive and principal financial officers, or persons performing similar functions, and effected by the partnership’s general partner, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A partnership’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the partnership; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the partnership are being made only in accordance with authorizations of management and general partner of the partnership; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tidewater Futures Fund L.P. as of December 31, 2009, and the results of its operations and its changes in partners’ capital for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP
New York, New York
March 19, 2010

Report of Independent Registered Public Accounting Firm
To the Partners of
Tidewater Futures Fund L.P.:
In our opinion, the accompanying statement of financial condition, the related statement of income and expenses, and statement of changes in partners’ capital present fairly, in all material respects, the financial position of Tidewater Futures Fund L.P. (formerly known as Smith Barney Tidewater Futures Fund L.P.) at December 31, 2008 and the results of its operations for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Partnership’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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

/s/ PricewaterhouseCoopers LLP
New York, New York
March 26, 2009

Report of Independent Registered Public Accounting Firm
The Partners
Tidewater Futures Fund L.P.:
We have audited the accompanying statements of income and expenses and changes in partners’ capital of Tidewater Futures Fund L.P. (formerly, Smith Barney Tidewater Futures Fund L.P.) for the year ended December 31, 2007. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and changes in partners’ capital of Tidewater Futures Fund L.P. for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
New York, New York
March 24, 2008

Tidewater Futures Fund L.P.
Statements of Financial Condition
December 31, 2009 and 2008

	2009	2008

Assets:
Equity in trading account:
Cash (Note 3c)	$32,781,935	$58,645,296
Cash margin (Note 3c)	13,348,704	5,799,867
Net unrealized appreciation on open futures contracts	3,623,720	2,258,784
Net unrealized appreciation on open forward contracts	1,276,029	644,413

	51,030,388	67,348,360
Interest receivable (Note 3c)	522	989

Total assets	$51,030,910	$67,349,349

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions (Note 3c)	$276,417	$364,809
Management fees (Note 3b)	84,470	111,510
Professional fees	46,499	55,740
Other	25,928	22,670
Redemptions payable (Note 5)	868,945	1,003,563

Total liabilities	1,302,259	1,558,292

Partners’ Capital (Notes 1 and 5):
General Partner, 399.0301 and 1,211.0353 Unit equivalents outstanding at December 31, 2009 and 2008, respectively	812,357	2,400,829
Limited Partners, 24,027.7101 and 31,975.4734 Redeemable Units of Limited Partnership Interest outstanding at December 31, 2009 and 2008, respectively	48,916,294	63,390,228

Total partners’ capital	49,728,651	65,791,057

Total liabilities and partners’ capital	$51,030,910	$67,349,349

See accompanying notes to financial statements.

Tidewater Futures Fund L.P.
Condensed Schedule of Investments
December 31, 2009

	Number of		% of Partners’
	Contracts	Fair Value	Capital

Futures Contracts Purchased
Currencies	389	$(605,857)	(1.22)%
Energy	223	1,173,441	2.36
Grains	192	23,307	0.05
Indices	1,025	1,972,504	3.97
Interest Rates U.S.	87	(238,297)	(0.48)
Interest Rates Non-U.S.	294	(389,286)	(0.78)
Metals	119	(898,300)	(1.81)
Softs	776	2,519,407	5.06

Total futures contracts purchased		3,556,919	7.15

Futures Contracts Sold
Currencies	215	(18,762)	(0.04)
Grains	278	235,663	0.47
Interest Rates U.S.	1	5,023	0.01
Interest Rates Non-U.S.	316	(45,505)	(0.09)
Livestock	192	(106,358)	(0.21)
Softs	240	(3,260)	(0.01)

Total futures contracts sold		66,801	0.13

Unrealized Appreciation on Open Forward Contracts
Metals	241	1,510,523	3.04

Total unrealized appreciation on open forward contracts		1,510,523	3.04

Unrealized Depreciation on Open Forward Contracts
Metals	50	(234,494)	(0.47)

Total unrealized depreciation on open forward contracts		(234,494)	(0.47)

Total fair value		$4,899,749	9.85%

See accompanying notes to financial statements.

Tidewater Futures Fund L.P.
Condensed Schedule of Investments
December 31, 2008

	Number of		% of Partners’
	Contracts	Fair Value	Capital

Futures Contracts Purchased
Currencies	190	$605,160	0.92%
Indices	48	(302,440)	(0.46)
Interest Rates U.S.	147	857,850	1.30
Interest Rates Non-U.S.	652	1,461,810	2.22
Softs	94	210,311	0.32

Total futures contracts purchased		2,832,691	4.30

Futures Contracts Sold
Currencies	231	(639,074)	(0.97)
Livestock	223	404,060	0.61
Metals	4	(24,800)	(0.03)
Softs	279	(314,093)	(0.48)

Total futures contracts sold		(573,907)	(0.87)

Unrealized Appreciation on Open Forward Contracts
Metals	59	650,419	0.99

Total unrealized appreciation on open forward contracts		650,419	0.99

Unrealized Depreciation on Open Forward Contracts
Metals	1	(6,006)	(0.01)

Total unrealized depreciation on open forward contracts		(6,006)	(0.01)

Total fair value		$2,903,197	4.41%

See accompanying notes to financial statements.

Tidewater Futures Fund L.P.
Statements of Income and Expenses
for the years ended
December 31, 2009, 2008 and 2007

	2009	2008	2007

Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	$2,601,999	$19,354,323	$(24,865,715)
Change in net unrealized gains (losses) on open contracts	1,996,552	(649,772)	(2,710,601)

Gain (loss) from trading, net	4,598,551	18,704,551	(27,576,316)
Interest income (Note 3c)	38,284	758,022	3,077,631

Total income (loss)	4,636,835	19,462,573	(24,498,685)

Expenses:
Brokerage commissions including clearing fees (Note 3c)	3,565,935	4,769,347	5,850,002
Management fees (Note 3b)	1,074,282	1,423,171	1,683,446
Incentive fees (Note 3b)	—	—	3,497,877
Professional fees	145,186	168,684	122,553
Other	44,189	50,792	37,838

Total expenses	4,829,592	6,411,994	11,191,716

Management fees waived (Note 3b)	—	—	(466,174)

Net expenses	4,829,592	6,411,994	10,725,542

Net income (loss)	$(192,757)	$13,050,579	$(35,224,227)

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent (Notes 1 and 6)	$53.37	$330.33	$(817.81)

Weighted average units outstanding	28,947.5633	37,749.3594	39,137.7214

See accompanying notes to financial statements.

Tidewater Futures Fund L.P.
Statements of Changes in Partners’ Capital
for the years ended
December 31, 2009, 2008 and 2007

	Limited	General
	Partners	Partner	Total

Partners’ Capital at December 31, 2006	$82,484,161	$486,517	$82,970,678
Net income (loss)	(34,715,865)	(508,362)	(35,224,227)
Sale of 16,136.0503 Redeemable Units of Limited Partnership Interest and General Partner’s contribution representing 492.8172 Unit equivalents	37,875,000	1,161,472	39,036,472
Redemption of 10,289.5035 Redeemable Units of Limited Partnership Interest	(20,810,848)	—	(20,810,848)

Partners’ Capital at December 31, 2007	64,832,448	1,139,627	65,972,075
Net income (loss)	12,676,037	374,542	13,050,579
Sale of 4,082.4408 Redeemable Units of Limited Partnership Interest and General Partner’s contribution representing 521.2428 Unit equivalents	7,390,000	886,660	8,276,660
Redemption of 11,348.7824 Redeemable Units of Limited Partnership Interest	(21,508,257)	—	(21,508,257)

Partners’ Capital at December 31, 2008	63,390,228	2,400,829	65,791,057
Net Income (loss)	(90,409)	(102,348)	(192,757)
Sale of 1,526.6293 Redeemable Units of Limited Partnership Interests	2,841,000	—	2,841,000
Redemption of 9,474.3926 Redeemable Units of Limited Partnership Interests and 812.0052 General Partner Units equivalents	(17,224,525)	(1,486,124)	(18,710,649)

Partners’ Capital at December 31, 2009	$48,916,294	$812,357	$49,728,651

Net Asset Value per Unit:

2007:	$1,652.13

2008:	$1,982.46

2009:	$2,035.83

See accompanying notes to financial statements.

Tidewater Futures Fund L.P.
Notes to Financial Statements
December 31, 2009

1.	Partnership Organization:

Tidewater Futures Fund L.P. (formerly, Smith Barney Tidewater Futures Fund L.P.) (the “Partnership”) is a limited partnership which was initially organized on February 23, 1995 under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, lumber, metals and softs. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership privately and continuously offers up to 150,000 redeemable units of Limited Partnership Interest (“Redeemable Units”) to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

Ceres Managed Futures LLC (formerly Citigroup Managed Futures LLC), a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”), a newly registered non-clearing futures commission merchant and a member of the National Futures Association (“NFA”). Morgan Stanley, indirectly through various subsidiaries, owns 51% of MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns 49% of MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.

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

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles” (“ASC 105”) (the “Codification”). ASC 105 established the exclusive authoritative reference for U.S. Generally Accepted Accounting Principles (“GAAP”) for use in financial statements except for Securities and Exchange Commission (“SEC”) rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. The Codification is the single source of authoritative accounting principles generally accepted in the United States and applies to all financial statements issued after September 15, 2009.

2.	Accounting Policies:

a.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Partnership’s Statements of Financial Condition through the date the financial statements were issued. As a result, actual results could differ from these estimates.

b.	Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230, Statement of Cash Flows (formerly, FAS No. 102, “Statement of Cash Flows Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale”).

Tidewater Futures Fund L.P.
Notes to Financial Statements
December 31, 2009

c.	Partnership’s Investments. All commodity interests (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses.

Partnership’s Fair Value Measurements.  The Partnership adopted ASC 820, Fair Value Measurements and Disclosures (formerly, FAS No. 157, “Fair Value Measurements”) as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

In 2009, the Partnership adopted amendments to ASC 820, Fair Value Measurements and Disclosures (formerly, FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”) which reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. These amendments to ASC 820 also reaffirm the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. These amendments to ASC 820 is required for interim and annual reporting periods ending after June 15, 2009. Management has concluded that based on available information in the marketplace, there has not been a decrease in the volume and level of activity in the Partnership’s Level 2 assets and liabilities. The adoption of the amendments to ASC 820 had no effect on the Partnership’s Financial Statements.

The Partnership considers prices for exchange traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the years ended December 31, 2009 and 2008, the Partnership did not hold any derivative instruments for which market quotations are not readily available and which are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs

Tidewater Futures Fund L.P.
Notes to Financial Statements
December 31, 2009

through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	12/31/2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Futures	$3,623,720	$3,623,720	$—	$—
Forwards	1,276,029	1,276,029	—	—

Total assets	4,899,749	4,899,749	—	—

Total fair value	$4,899,749	$4,899,749	$—	$—

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	12/31/2008	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Futures	$2,258,784	$2,258,784	$—	$—
Forwards	644,413	644,413	—	—

Total assets	2,903,197	2,903,197	—	—

Total fair value	$2,903,197	$2,903,197	$—	$—

d.	Futures Contracts. The Partnership trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery can not occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership each business day, depending on the daily fluctuations in the value of the underlying instruments, and are recorded as unrealized gains or losses by the Partnership. When the contract is closed, the Partnership records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

e.	London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Partnership are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Partnership each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership. A contract is considered offset when all long positions have been matched with short positions. When the contract is closed at the prompt date, the Partnership records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses.

f.	Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Partnership’s income and expenses.

Tidewater Futures Fund L.P.
Notes to Financial Statements
December 31, 2009

In 2007, the Partnership adopted ASC 740, Income Taxes (formerly, FAS No. 48, “Accounting for Uncertainty in Income Taxes”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements.

The following is the major tax jurisdiction for the Partnership and the earliest tax year subject to examination: United States — 2006.

g.	Subsequent Events. In 2009, the Partnership adopted ASC 855, Subsequent Events (formerly, FAS No. 165, “Subsequent Events”). The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. Management has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

h.	Recent Accounting Pronouncements. In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), “Improving Disclosures about Fair Value Measurements, which , among other things, amends ASC 820 to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements (which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years). Management is currently assessing the impact that the adoption of ASU 2010-06 will have on the Partnership’s financial statements disclosures.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”), “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” which among other things amended ASC 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between ASC 855 and the SEC’s requirements. All of the amendments in this update are effective upon issuance of this update. Management has included the provisions of these amendments in the financial statements.

i.  Certain prior period amounts have been reclassified to conform to the current year presentation.

j.	Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with investment company guidance. See footnote 6 for Financial Highlights.

3.	Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Partnership including selecting one or more advisors to make trading decisions for the Partnership.

b.	Management Agreement:

The General Partner, on behalf of the Partnership, has entered into a management agreement (the “Management Agreement”) with Chesapeake Capital Corporation (the “Advisor”), a registered commodity trading advisor. The Advisor is not affiliated with the General Partner or CGM and is not responsible for the organization or operation of the Partnership. As compensation for services, the Partnership is obligated to pay the Advisor a monthly management fee of 1/6 of 1%

Tidewater Futures Fund L.P.
Notes to Financial Statements
December 31, 2009

(2% per year) of month-end Net Assets managed by the Advisor. Month-end Net Assets, for the purpose of calculating management fees, are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accrual, the monthly management fee and any redemptions or distributions as of the end of such month. The Advisor agreed to temporarily waive the monthly management fee it received from the Partnership from September 1, 2007 through December 31, 2007. The Management Agreement may be terminated upon notice by either party.

In addition, the Partnership is obligated to pay the Advisor an incentive fee, payable quarterly, equal to 23% of the New Trading Profits, as defined in the Management Agreement, earned by the Advisor for the Partnership during each calendar quarter. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership to the trading advisor, the General Partner considers past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the trading advisor and may allocate the assets to additional advisors at any time.

c.	Customer Agreement:

The Partnership has entered into a customer agreement (the “Customer Agreement”) with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Partnership’s account in accordance with orders placed by the Advisor. The Partnership is obligated to pay a monthly brokerage commission to CGM equal to 13/24 of 1% (6.5% per year) of month-end Net Assets, in lieu of brokerage commissions on a per trade basis. Month-end Net Assets, for the purpose of calculating commissions are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage commissions, management fee, incentive fee accrual and other expenses and any redemptions or distributions as of the end of such month. CGM will pay portion of its brokerage commissions to financial advisors who have sold Redeemable Units in the Partnership. Brokerage commissions will be paid for the life of the Partnership, although the rate at which such commissions are paid may be changed. The Partnership will pay for NFA fees, exchange, clearing, user, give-up and floor brokerage fees (collectively the “clearing fees”). All of the Partnership’s assets are deposited in the Partnership’s account at CGM. The Partnership’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2009 and 2008, the amount of cash held for margin requirements was $13,348,704 and $5,799,867, respectively. CGM will pay the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. Alternatively, CGM may place up to all of the Partnership’s assets in 90-day U.S. Treasury bills and pay the Partnership 80% of the interest earned on Treasury bills purchased. Twenty percent of the interest earned on Treasury bills purchased may be retained by CGM and/or credited to the General Partner. The Customer Agreement may be terminated upon notice by either party.

4.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses.

The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures and forward contracts. The Partnership nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition as the criteria under ASC 210, Balance Sheet (formerly, FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts”) have been met.

Tidewater Futures Fund L.P.
Notes to Financial Statements
December 31, 2009

All of the commodity interests owned by the Partnership are held for trading purposes. The average number of futures and metal forward contracts traded for the year ended December 31, 2009 based on a quarterly calculation, was 2,931.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions.

The Partnership adopted ASC 815, Derivatives and Hedging (formerly, FAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities”) as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-elated contingent features in derivative agreements. ASC 815 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition, Statements of Income and Expenses and Statements of Changes in Partners’ Capital. The following table indicates the fair values of derivative instruments of futures and forward contracts as separate assets and liabilities.

Assets	December 31, 2009
Futures Contracts
Currencies	$480,338
Energy	1,173,441
Grains	328,415
Interest Rates U.S.	5,023
Interest Rates Non-U.S.	20,069
Indices	1,983,702
Livestock	7,030
Softs	2,690,297

Total unrealized appreciation on open futures contracts	$6,688,315

Liabilities
Futures Contracts
Currencies	$(1,104,957)
Grains	(69,445)
Interest Rates U.S.	(238,297)
Interest Rates Non-U.S.	(454,860)
Indices	(11,198)
Livestock	(113,388)
Metals	(898,300)
Softs	(174,150)
Total unrealized depreciation on
open futures contracts	$(3,064,595)

Net unrealized appreciation on
open futures contracts	$3,623,720 *

Assets
Forward Contracts
Metals	$1,510,523

Total unrealized appreciation on open forward contracts	$1,510,523

Liabilities
Forward Contracts
Metals	$(234,494)

Total unrealized depreciation on open forward contracts	$(234,494)

Net unrealized appreciation on open forward contracts	$1,276,029 **

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” on the Statements of Financial Condition.

Tidewater Futures Fund L.P.
Notes to Financial Statements
December 31, 2009

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the year ended December 31,2009.

December 31,
2009
Gain (Loss)
Sector	from Trading

Currencies	$(3,328,709)
Energy	(466,919)
Grains	(1,553,269)
Indices	4,538,302
Interest Rates U.S.	(859,153)
Interest Rates Non-U.S.	(1,883,874)
Livestock	996,379
Metals	2,647,029
Softs	4,508,765

Total	$4,598,551 ***

***	This amount is in “Gain (loss) from trading, net” on the Statements of Income and Expenses.

5.	Subscriptions, Distributions and Redemptions:

Subscriptions are accepted monthly from investors and they become Limited Partners on the first day of the month after their subscription is processed. Distributions of profits, if any, will be made at the sole discretion of the General Partner; however, a Limited Partner may redeem all or some of their Redeemable Units (minimum ten Redeemable Units) at the Net Asset Value thereof as of the last day of any month on fifteen days written notice to the General Partner, provided that no redemption may result in the Limited Partner holding fewer than ten Redeemable Units after such redemption is effected. There is no fee charged to Limited Partners in connection with redemptions.

6.	Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009		2008	2007

Net realized and unrealized gains (losses)*	$95.04		$354.47	$(767.86)
Interest income	1.28		19.42	80.35
Expenses**	(42.95)		(43.56)	(130.30)

Increase (decrease) for the year	53.37	***	330.33	(817.81)
Net Asset Value per Redeemable Unit, beginning of year	1,982.46		1,652.13	2,469.94

Net Asset Value per Redeemable Unit, end of year	$2,035.83		$1,982.46	$1,652.13

*	Includes brokerage commissions.

**	Excludes brokerage commissions.

***	The increase in the Net Asset Value per Redeemable Unit while the Partnership incurred a net loss for the year ended December 31, 2009 is due to the timing of subscriptions and redemptions of Redeemable Units throughout the year.

Tidewater Futures Fund L.P.
Notes to Financial Statements
December 31, 2009

	2009	2008	2007

Ratios to Average Net Assets:
Net investment income (loss) before incentive fees****	(9.1)%	(8.1)%	(5.0	)%*****

Operating expenses	9.2%	9.2%	8.8	%*****
Incentive fees	—%	—%	4.2%

Total expenses	9.2%	9.2%	13.0%

Total return:
Total return before incentive fees	2.7%	20.0%	(29.6)%
Incentive fees	—%	—%	(3.5)%

Total return after incentive fees	2.7%	20.0%	(33.1)%

****	Interest income less total expenses.

*****	Percentages are after management fee waivers. The Advisor voluntarily waived its monthly management fee (equal to 1/6 of 1% (2% per year) of average net assets as of September 1, 2007 and will remain in effect through December 31, 2007.

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

Tidewater Futures Fund L.P.
Notes to Financial Statements
December 31, 2009

occurrence of certain events. The Partnership has credit risk and concentration risk as the sole counterparty or broker with respect to the Partnership’s assets is CGM or a CGM affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent that through CGM, the Partnership’s counterparty is an exchange or clearing organization.

The General Partner monitors and attempts to control the Partnership’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Partnership’s business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for the years ended December 31, 2009 and 2008 are summarized below:

	For the period from	For the period from	For the period from	For the period from
	October 1, 2009 to	July 1, 2009 to	April 1, 2009 to	January 1, 2009 to
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees plus interest income	$2,879,321	$6,272,425	$(6,298,233)	$(1,782,613)
Net income (loss)	$2,642,139	$6,027,105	$(6,646,885)	$(2,215,116)
Increase (decrease) in Net Asset Value per Unit	$107.25	$227.55	$(213.24)	$(68.19)

	For the period from	For the period from	For the period from	For the period from
	October 1, 2008 to	July 1, 2008 to	April 1, 2008 to	January 1, 2008 to
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees plus interest income	$13,956,861	$(22,217,711)	$12,217,088	$10,736,988
Net income (loss)	$13,565,673	$(22,590,732)	$11,779,008	$10,296,630
Increase (decrease) in Net Asset Value per Unit	$392.80	$(615.07)	$310.23	$242.37

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     KPMG LLP (“KPMG”) was previously the principal accountant for the Partnership through June 26, 2008. On June 27, 2008, KPMG was dismissed as principal accountant and PricewaterhouseCoopers LLP (“PwC”) was engaged as the independent registered public accounting firm. From June 27, 2008 through July 22, 2009, PwC was the principal accountant for the Partnership. On July 22, 2009, PwC was dismissed as principal accountant and on July 23, 2009 Deloitte & Touche LLP (“Deloitte”) was engaged as the independent registered public accounting firm. The decision to change accountants was approved by the General Partner of the Partnership.
     In connection with the audit of the fiscal year ended December 31, 2008, and through July 22, 2009, and the audit of the fiscal year ended December 31, 2007, and through June 26, 2008, there were no disagreements with PwC or KPMG, respectively, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference thereto in their report on the financial statements for the corresponding year.
     The respective audit report of PwC and KPMG on the financial statements of the Partnership as of and for the years ended December 31, 2008 and 2007, respectively, did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principle.
Item 9A(T). Controls and Procedures.
     The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.
     Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.
     The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.
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
     The report included in “Item 8. Financial Statements and Supplementary Data.” includes management’s report on internal control over financial reporting (“Management’s Report”) and an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s Report was not required to be audited by the Partnership’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Partnership to provide only management’s report in this annual report. Management elected to have its internal control over financial reporting audited.
     There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
Item 9B. Other Information
     None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
     The Partnership has no officers or directors and its affairs are managed by its General Partner. Investment decisions are made by the Advisor.
     The officers and directors of the General Partner are Jerry Pascucci (President, Chief Investment Officer and Director), Jennifer Magro (Chief Financial Officer, Vice President and Director), Daryl Dewbrey (Secretary and Director), Shelley Deavitt Ullman (Senior Vice President and Director) and Raymond Nolte (Director). Each director holds office until his or her successor is elected, or until his or her earlier death, resignation or removal. Vacancies on the board of directors may be filled by appointment by the sole member of the General Partner, Morgan Stanley Smith Barney Holdings LLC which wholly owns the General Partner, or by unanimous vote of the remaining directors, depending on the circumstances of the vacancy. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer holds office until his or her death, resignation or removal.
     Mr. Pascucci, age 40, is President, Chief Investment Officer and Director of the General Partner (since March 2007, May 2005 and June 2005, respectively). Mr. Pascucci’s principal status was approved by the National Futures Association (“NFA”) in June 2005. He is also registered as an associated person of the General Partner (since June 2009) and of Morgan Stanley Smith Barney LLC (“Morgan Stanley Smith Barney”) (since August 2009). From March 2007 to July 2009, Mr. Pascucci was a Managing Director of Citigroup Alternative Investments LLC (“CAI”), a division of Citigroup Inc. (“Citigroup”) that administers its hedge fund and fund of funds businesses, and until July 2009, its commodity pool business. He was also Chief Investment Officer of CAI’s Hedge Fund Management Group from March 2007 to July 2009. He was registered as an associated person of Citigroup Global Markets Inc. (“Citigroup Global Markets”) from February 2006 to July 2009. Mr. Pascucci has been responsible for trading advisor selection, due diligence and portfolio construction for managed futures funds and accounts since May 1999. Between May 1996 and May 1999, Mr. Pascucci served as a Senior Credit Risk Officer for Citigroup Global Markets, focused primarily on market and counterparty risks associated with Citigroup Global Markets’ commodity pool and hedge fund clients. Prior to joining Citigroup Global Markets in May 1996, Mr. Pascucci was employed (from October 1992) by ABN AMRO North America at its European American Bank subsidiary as a corporate banking officer where he facilitated the establishment of credit lines and other loan facilities for corporate clients.
     Ms. Magro, age 38, is Chief Financial Officer, Director and Vice President of the General Partner (since October 2006, May 2005 and August 2001, respectively). Ms. Magro’s principal status was approved by the NFA in June 2005. She was also a Managing Director of CAI and Chief Operating Officer of CAI’s Hedge Fund Management Group from October 2006 to July 2009. Ms. Magro is responsible for the financial, administrative and operational functions of the General Partner. She is also responsible for the accounting and financial and regulatory reporting of the General Partner’s managed futures funds. From March 1999 to July 2009, Ms. Magro was responsible for the accounting and financial and regulatory reporting of Citigroup’s managed futures funds. She had similar responsibilities with CAI’s Hedge Fund Management Group (from October 2006 to July 2009). Prior to joining Citigroup Global Markets in January 1996, Ms. Magro was employed by Prudential Securities Inc. (from July 1994) as a staff accountant whose duties included the calculation of net asset values for commodity pools and real estate investment products.
     Mr. Dewbrey, age 39, is Secretary and Director of the General Partner (since July 2009 and March 2007, respectively). He registered as an associated person of the General Partner in January 2004 and became a principal of the General Partner in March 2007. He is also registered as an associated person of Morgan Stanley Smith Barney (since August 2009). He was registered as an associated person of Citigroup Global Markets from March 1998 to July 2009. Mr. Dewbrey has worked with the General Partner in varying capacities since April 2001, and, since May 2005, Mr. Dewbrey has been head of managed futures product development. Mr. Dewbrey was a director of CAI responsible for marketing and client services for CAI’s Hedge Fund Management Group from February 2007 to July 2009. From October 1997 to September 2000, Mr. Dewbrey was head of Citigroup Global Markets’ managed futures trading desk. In September 2000, Mr. Dewbrey was selected for the Salomon Smith Barney Sales and Trading Training Program. Mr. Dewbrey began his career in the futures markets with Rosenthal Collins Group, a futures brokerage firm, where he worked from May 1990 to October 1997 in varying capacities on the trading floors of the Chicago Board of Trade, COMEX and the New York Mercantile Exchange. Mr. Dewbrey is a member of the Managed Funds Association and the Futures Industry Association.
     Ms. Ullman, age 51, is a Managing Director of Citigroup Global Markets’ Futures Division and a Senior Vice President and Director of the General Partner (since May 1997 and April 1994, respectively). Ms. Ullman’s principal status was approved by the NFA in June 1994. She was registered as an associated person of the General Partner from January 2004 to July 2009. Ms. Ullman is registered as an associated person of Citigroup Global Markets (since July 1993). She is also the branch manager of the Citigroup Global Markets branch that supports the General Partner (since January 2002). Previously, Ms. Ullman was a Vice President of Lehman Brothers (October 1985 to July 1993), with responsibility for execution, administration, operations and performance analysis for managed futures funds and accounts. She was registered as an associated person of Lehman Brothers Inc. (from February 1983 to July 1993) and was principal of Lehman Brothers Capital Management Corp. (from April 1989 to July 1993).
     Mr. Nolte, age 48, is the Chief Executive Officer and the Chairman of the Investment Committee of CAI’s Hedge Fund Management Group. He registered as an associated person and became a principal of the General Partner in March 2007. He was appointed a Director of the General Partner in March 2007. He is also registered as an associated person of Citigroup Global Markets (since October 2005). He registered as an associated person and became a principal of CAI in March 2007. Prior to joining CAI in September 2005, Mr. Nolte worked at Deutsche Bank and its affiliate Deutsche Asset Management (from June 1999 to September 2005). He was registered as an associated person and was a principal of DB Capital Advisors Inc. (from July 2000 to May 2005) and DB Investment Managers Inc. (from May 2002 to June 2005). Prior to that, Mr. Nolte worked for Bankers Trust (from May 1983 until the firm was acquired by Deutsche Bank in June 1999). During his employment at Deutsche Asset Management, Mr. Nolte served as the Global Head and Chief Investment Officer of the DB Absolute Return Strategies (“DB ARS”) Fund of Funds business, the Chairman of the DB ARS Fund of Funds Investment Committee, the Vice Chairman of DB ARS and Head of the Single Manager Hedge Fund business. While employed at Deutsche Bank and Deutsche Asset Management, Mr. Nolte’s duties included overseeing the firm’s fund of funds and hedge fund businesses. Mr. Nolte was the founder and head of the Investment Committee for the Topiary Fund, Deutsche Bank’s first fund of hedge funds. The DB ARS Fund of Hedge Funds platform grew to $7 billion in assets under management during Mr. Nolte’s tenure. That business was comprised of several multi-manager, multi-strategy funds as well as single strategy funds and separate accounts.
     The Partnership has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors, and has not established an audit committee because it has no board of directors.

Item 11. Executive Compensation.
     The Partnership has no directors or officers. Its affairs are managed by Ceres Managed Futures LLC, its General Partner. CGM, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under “Item 1. Business.” Brokerage commissions and clearing fees of $3,565,935 were earned by CGM for the year ended December 31, 2009. Management fees of $1,074,282 were earned by the Advisor for the year ended December 31, 2009. There were no incentive fees earned by the Advisor for the year ended December 31, 2009. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters.
     (a) Security ownership of certain beneficial owners. As of February 28, 2010, the Partnership knows no person who beneficially owns more than five percent (5%) of the Redeemable Units outstanding.
     (b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The General Partner owns Units of General Partnership Interest equivalent to 399.0301 Redeemable Units (1.6%) of Limited Partnership Interest as of December 31, 2009.
          Principles of the General Partner who own Redeemable Units. None.
     (c) Changes in control. None.
Item 13. Certain Relationship and Related Transactions.
     CGM and the General Partner would be considered promoters for purposes of item 404(d) of Regulation S-K. The nature and the amounts of compensation each promoter will receive, if any, from the Partnership are set forth under “Item 1. Business” and “Item 11. Executive Compensation.”
Item 14. Principal Accountant Fees and Services.
     (1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte & Touche LLP (“Deloitte”) in the period from July 23, 2009 through December 31, 2009, PricewaterhouseCoopers LLP (“PwC”) in the period from June 27, 2008 through July 22, 2009 and KPMG LLP (“KPMG”) in the period from January 1, 2008 through June 26, 2008 for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

Deloitte	$76,862
PwC	$76,846
KPMG	$6,876
     (2) Audit-Related Fees. None
     (3) Tax Fees. In the last two fiscal years, Deloitte did not provide any professional services for tax compliance, tax advice or tax planning. The aggregate fees billed for each of the last two fiscal years for professional services rendered by PwC for tax compliance and tax advice given in the preparation of the Partnership’s Schedule K1s, the preparation of the Partnership’s Form 1065 and preparation of all State Tax Returns were:

2009	$20,000
2008	$16,700
     (4) All Other Fees. None.
     (5) Not Applicable.
     (6) Not Applicable.

PART IV
Item 15. Exhibits and Financial Statement Schedules.

(a)	(1)	Financial Statements:

		Statements of Financial Condition at December 31, 2009 and 2008.

		Condensed Schedules of Investments at December 31, 2009 and 2008.

		Statements of Income and Expenses for the years ended December 31, 2009, 2008 and 2007.

		Statements of Changes in Partners’ Capital for the years ended December 31, 2009, 2008 and 2007.

		Notes to Financial Statements.

	(2)	Exhibits:

3.1	Second Amended and Restated Limited Partnership Agreement (filed as Exhibit 3.2 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

3.2	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of the State of New York (filed as Exhibit 3.1 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

(a)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated February 26, 1999 (filed as Exhibit 3.1(a) to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

(b)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated April 1, 2001 (filed as Exhibit 3.1(b) to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

(c)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated May 21, 2003 (filed herein).

(d)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.1(c) to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

(e)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed herein).

(f)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 30, 2009 (filed as Exhibit 99.1(a) to current report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(g)	Certificate of Change of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated January 31, 2000 (filed herein).

10.1	Management Agreement among the Partnership, the General Partner and Chesapeake Capital Corporation (filed as Exhibit 10.1 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

10.1(a)	First Amendment to the Management Agreement among the Partnership, the General Partner and Chesapeake Capital Corporation (filed as Exhibit 10.1(a) to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

10.1(b)	Second Amendment to the Management Agreement among the Partnership, the General Partner and Chesapeake Capital Corporation (filed as Exhibit 10.1(b) to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

10.1(c)	Letter extending the Management Agreement between the General Partner and Chesapeake Capital Corporation for 2009 (filed as Exhibit 10.18 to the annual report on Form 10-K filed March 31, 2009 and incorporated herein by reference).

10.2	Second Amended and Restated Customer Agreement between the Partnership and Salomon Smith Barney Inc. (filed as Exhibit 10.2 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

10.3	Amended and Restated Agency Agreement between the Partnership, Smith Barney Futures Management LLC and Salomon Smith Barney Inc. (filed as Exhibit 10.3 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

10.4	Form of Subscription Agreement (filed herein).

10.5	Joinder Agreement among Citigroup Managed Futures LLC (the former name of the General Partner), Citigroup Global Markets Inc. and Morgan Stanley Smith Barney LLC (filed as Exhibit 10 to the quarterly report on Form 10-Q filed on August 14, 2009).

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

Exhibit 31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director)

Exhibit 31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director)

Exhibit 32.1 — Section 1350 Certification (Certification of President and Director)

Exhibit 32.2 — Section 1350 Certification (Certification of Chief Financial Officer and Director)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March 2010.

Tidewater Futures Fund L.P.
By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Jerry Pascucci
Jerry Pascucci, President & Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Jerry Pascucci	/s/ Shelley Deavitt Ullman

Jerry Pascucci	Shelley Deavitt Ullman
President and Director Ceres Managed Futures LLC	Director Ceres Managed Futures LLC

/s/ Jennifer Magro

Jennifer Magro
Chief Financial Officer and Director
(Principal Accounting Officer) Ceres Managed Futures LLC

/s/ Raymond Nolte	/s/ Daryl Dewbrey

Raymond Nolte	Daryl Dewbrey
Director Ceres Managed Futures LLC	Director Ceres Managed Futures LLC
     Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 Of the Act.
     Annual Report to Limited Partners
     No proxy material has been sent to Limited Partners.