Form 10-Q
period 2010-03-31
TIDEWATER FUTURES FUND LP
filed 2010-05-17
CIK 1140509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Yes       No X

As of April 30, 2010, 23,094.2921 Limited Partnership Redeemable Units were outstanding.

TIDEWATER FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page
		Number

PART I — Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at March 31, 2010 and December 31, 2009 (unaudited)	3

	Condensed Schedules of Investments at March 31, 2010 and December 31, 2009 (unaudited)	4 – 5

	Statements of Income and Expenses and Changes in Partners’ Capital for the three months ended March 31, 2010 and 2009 (unaudited)	6

	Notes to Financial Statements (unaudited)	7 – 14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15 – 16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17

Item 4.	Controls and Procedures	18

PART II — Other Information		19
Exhibits

31.1 Certification
31.2 Certification
32.1 Certification
32.2 Certification

PART I
Item 1. Financial Statements
Tidewater Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	March 31,	December 31,
	2010	2009
Assets:
Equity in trading account:
Cash	$31,715,879	$32,781,935
Cash margin	11,806,001	13,348,704
Net unrealized appreciation on open futures contracts	3,037,843	3,623,720
Net unrealized appreciation on open forward contracts	2,382,364	1,276,029

	48,942,087	51,030,388
Interest receivable	3,444	522

Total assets	$48,945,531	$51,030,910

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage fees	$265,122	$276,417
Management fees	80,994	84,470
Other	84,153	72,427
Redemptions payable	418,882	868,945

Total liabilities	849,151	1,302,259

Partners’ Capital:
General Partner, 399.0301 Unit equivalents outstanding at March 31, 2010 and December 31, 2009	807,613	812,357
Limited Partners, 23,364.7301 and 24,027.7101 Redeemable Units of Limited Partnership Interest outstanding at March 31, 2010 and December 31, 2009, respectively	47,288,767	48,916,294

Total partners’ capital	48,096,380	49,728,651

Total liabilities and partners’ capital	$48,945,531	$51,030,910

Net Asset Value per Unit	$2,023.94	$2,035.83

See accompanying notes to financial statements.

Tidewater Futures Fund L.P.
Condensed Schedule of Investments
March 31, 2010
(Unaudited)

	Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	381	636,301	1.32%
Energy	219	443,955	0.92
Grains	171	(135,306)	(0.28)
Indices	1031	1,214,157	2.52
Interest Rates U.S.	47	17,281	0.04
Interest Rates Non-U.S.	878	141,201	0.29
Livestock	365	(27,668)	(0.06)
Metals	97	431,765	0.90
Softs	342	(327,126)	(0.68)

Total futures contracts purchased		2,394,560	4.97

Futures Contracts Sold
Currencies	352	244,901	0.51
Grains	280	369,050	0.77
Interest Rates Non-U.S.	96	22,582	0.05
Softs	225	6,750	0.01

Total futures contracts sold		643,283	1.34

Unrealized Appreciation on Open Forward Contracts
Metals	254	2,447,082	5.09

Total unrealized appreciation on open forward contracts		2,447,082	5.09

Unrealized Depreciation on Open Forward Contracts
Metals	7	(64,718)	(0.13)

Total unrealized depreciation on open forward contracts		(64,718)	(0.13)

Total fair value		$5,420,207	11.27%

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

Tidewater Futures Fund L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	$112,518	$3,083,356
Change in net unrealized gains (losses) on open contracts	520,458	(3,824,716)

Gain (loss) from trading, net	632,976	(741,360)
Interest income	5,450	13,949

Total income (loss)	638,426	(727,411)

Expenses:
Brokerage fees including clearing fees	777,135	1,055,202
Management fees	226,451	319,631
Other	36,698	112,872

Total expenses	1,040,284	1,487,705

Net income (loss)	(401,858)	(2,215,116)
Additions — Limited Partners	125,000	482,000
Redemptions — Limited Partners	(1,355,413)	(2,974,841)

Net increase (decrease) in Partners’ Capital	(1,632,271)	(4,707,957)
Partners’ Capital, beginning of period	49,728,651	65,791,057

Partners’ Capital, end of period	$48,096,380	$61,083,100

Net Asset Value per Unit (23,763.7602 and 31,909.3667 Units outstanding at March 31, 2010 and 2009, respectively)	$2,023.94	$1,914.27

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(11.89)	$(68.19)

Weighted average units outstanding	24,220.2943	32,739.7865

See accompanying notes to financial statements.

Tidewater Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)
1.	General:
          Tidewater Futures Fund L.P. (the “Partnership”) is a limited partnership organized on February 23, 1995 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, lumber, metals and softs. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership privately and continuously offers up to 150,000 redeemable units of Limited Partnership Interest (“Redeemable Units”) in the Partnership to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.
          Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”), a registered non-clearing futures commission merchant and a member of the National Futures Association (“NFA”). Morgan Stanley, indirectly through various subsidiaries, owns 51% of MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns 49% of MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.
          As of March 31, 2010, all trading decisions for the Partnership are made by Chesapeake Capital Corporation (the “Advisor”). The Partnership’s trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on United States of America and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with CGM.
          The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profits, if any, net of distributions.
          The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at March 31, 2010 and December 31, 2009 and the results of its operations and changes in partners’ capital for the three months ended March 31, 2010 and 2009. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2009.
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
On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles” (“ASC 105”) (the “Codification”). ASC 105 established the exclusive authoritative reference for GAAP for use in financial statements except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. The Codification is the single source of authoritative accounting principles generally accepted in the United States and applies to all financial statements issued after September 15, 2009.
          The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230, Statement of Cash Flows.
          Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Tidewater Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)
2.	Financial Highlights:
          Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended
	March 31,
	2010	2009
Net realized and unrealized gains (losses) *	$(1.24)	$(55.42)
Interest income	0.23	0.44
Expenses **	(10.88)	(13.21)

Increase (decrease) for the period	(11.89)	(68.19)
Net Asset Value per Redeemable Unit, beginning of period	2,035.83	1,982.46

Net Asset Value per Redeemable Unit, end of period	$2,023.94	$1,914.27

*	Includes brokerage fees.

**	Excludes brokerage fees.

	Three Months Ended
	March 31,
	2010	2009
Ratios to Average Net Assets:***
Net investment income (loss) before incentive fees****	(9.1)%	(9.4)%

Operating expenses	9.2%	9.5%
Incentive fees	—%	—%

Total expenses	9.2%	9.5%

Total return:
Total return before incentive fees	(0.6)%	(3.4)%
Incentive fees	—%	—%

Total return after incentive fees	(0.6)%	(3.4)%

***	Annualized (other than incentive fee).

****	Interest income less total expenses.
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
          The customer agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures and forward contracts. The Partnership nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition as the criteria under ASC 210, Balance Sheet has been met.
          All of the commodity interests owned by the Partnership are held for trading purposes. The average number of futures contracts traded for the three months ended March 31, 2010 and 2009 based on a monthly calculation, were 4,412 and 1,611, respectively. The average number of metal forward contracts traded for the three months ended March 31, 2010 and 2009 based on a monthly calculation, were 271 and 59, respectively.
          Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions.
          The Partnership adopted ASC 815, Derivatives and Hedging as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815 only expands the

Tidewater Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)
disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition or Statements of Income and Expenses and Changes in Partners’ Capital. The following tables indicate the fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of March 31, 2010 and December 31, 2009.

Assets	March 31, 2010
Futures Contracts
Currencies	$1,297,634

Energy	443,955
Grains	369,050
Indices	1,227,937
Interest Rates U.S.	18,703
Interest Rates Non-U.S.	250,719
Livestock	108,592
Metals	431,765
Softs	327,968

Total unrealized appreciation on open futures contracts	$4,476,323

Liabilities
Futures Contracts
Currencies	$(416,432)

Grains	(135,306)
Indices	(13,780)
Interest Rates U.S.	(1,422)
Interest Rates Non-U.S.	(86,936)
Livestock	(136,260)
Softs	(648,344)

Total unrealized depreciation on open futures contracts	$(1,438,480)

Net unrealized appreciation on open futures contracts	$3,037,843 *

Assets	March 31, 2010
Forward Contracts
Metals	$2,447,082

Total unrealized appreciation on open forward contracts	$2,447,082

Liabilities
Forward Contracts
Metals	$(64,718)

Total unrealized depreciation on open forward contracts	(67,618)

Net unrealized appreciation on open forward contracts	$2,382,364 **

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” on the Statements of Financial Condition.

Tidewater Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

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
          The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2010 and 2009.

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009
Sector	Gain (loss) from trading	Gain (loss) from trading
Currencies	$711,866	$(765,126)
Energy	639,297	—
Grains	213,342	—
Indices	1,117,935	141,493
Interest Rates U.S.	187,352	(233,363)
Interest Rates Non-U.S.	955,495	(88,608)
Livestock	(328,768)	515,850
Metals	1,269,239	45,579
Softs	(4,132,782)	(357,185)

Total	$632,976 ***	$(741,360	)***

***	This amount is in “Gain (loss) from trading, net” on the Statements of Income and Expenses and Changes in Partners’ Capital.

Tidewater Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)
4.	Fair Value Measurements:
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
     Partnership’s Fair Value Measurements. The Partnership adopted ASC 820, Fair Value Measurements and Disclosures as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.
     In 2009, the Partnership adopted amendments to ASC 820, which reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. These amendments to ASC 820 also reaffirm the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. These amendments to ASC 820 are required for interim and annual reporting periods ending after June 15, 2009. Management has concluded that based on available information in the marketplace, there has not been a decrease in the volume and level of activity in the Partnership’s Level 2 assets and liabilities. The adoption of the amendments to ASC 820 had no effect on the Partnership’s Financial Statements.
     The Partnership considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended March 31, 2010 and December 31, 2009, the Partnership did not hold any derivative instruments for which market quotations are not readily available and which are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2 ) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	03/31/2010	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Futures	$3,037,843	$3,037,843	$—	$—
Forwards	2,382,364	2,382,364	—	—

Total assets	5,420,207	5,420,207	—	—

Total fair value	$5,420,207	$5,420,207	$—	$—

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	12/31/2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Futures	$3,623,720	$3,623,720	$—	$—
Forwards	1,276,029	1,276,029	—	—

Total assets	4,899,449	4,899,449	—	—

Total fair value	$4,899,449	$4,899,449	$—	$—

Tidewater Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)
5.	Financial Instrument Risks:
          In the normal course of business, the Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specified terms on specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include swaps and certain forwards and option contracts. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.
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

Tidewater Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)
6. Critical Accounting Policies :
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
          Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC-230.
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
          Partnership’s Fair Value Measurements. The Partnership adopted ASC-820 as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Partnership did not apply the deferral allowed ASC-820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.
          The Partnership considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended March 31, 2010 and December 31, 2009, the Partnership did not hold any derivative instruments for which market quotations are not readily available and which are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
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

Tidewater Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)
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
          In 2007, the Partnership adopted ASC 740, Income Taxes which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements.
          The following is the major tax jurisdiction for the Partnership and the earliest tax year subject to examination: United States — 2006.
          Subsequent Events. In 2009, the Partnership adopted ASC 855, Subsequent Events. The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued. Management has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.
          Recent Accounting Pronouncements. In January 2010, the FASB issued guidance, which, among other things, amends ASC 820, Fair Value Measurements and Disclosures to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. This guidance is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Partnership’s financial statements.
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
          Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with investment company guidance. See Note 2 for “Financial Highlights”.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Liquidity and Capital Resources
          The Partnership does not engage in sales of goods or services. Its only assets are its equity in its trading account, consisting of cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2010.
          The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading, and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.
          For the three months ended March 31, 2010, Partnership capital decreased 3.3% from $49,728,651 to $48,096,380. This decrease was attributable to the net loss from operations of $401,858 coupled with the redemptions of 729.6697 Redeemable Units totaling $1,355,413, which was partially offset by the addition of 66.6897 Redeemable Units totaling $125,000. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.
Critical Accounting Policies :
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
          Partnership’s Fair Value Measurements. The Partnership adopted ASC-820 as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Partnership did not apply the deferral allowed ASC-820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.
          The Partnership considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended March 31, 2010 and December 31, 2009, the Partnership did not hold any derivative instruments for which market quotations are not readily available and which are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
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

Results of Operations
          During the Partnership’s first quarter of 2010, the Net Asset Value per Redeemable Unit decreased 0.6% from $2,035.83 to $2,023.94 as compared to a decrease of 3.4% in the first quarter of 2009. The Partnership experienced a net trading gain before brokerage fees and related fees in the first quarter of 2010 of $632,976. Gains were attributable to the trading of commodity futures in currencies, energy, grains, U.S. and non-U.S. interest rates, metals and indices and were slightly offset by losses in livestock and softs. The Partnership experienced a net trading loss before brokerage fees and related fees in the first quarter of 2009 of $741,360. Losses were primarily attributable to the trading of commodity futures in currencies, U.S. and non-U.S. interest rates, softs and indices and were partially offset by gains in livestock and metals.
The first quarter of 2010 began with uncertainty in the markets, primarily due to the sovereign debt crisis that seemed to engulf Greece and Dubai. These concerns were later alleviated, as governments and central banks strongly indicated their resolve to prevent such events from hampering the slow growth that seemed to emerge in most economies. The Partnership was profitable in currencies, energy, grains, interest rates, metals and equity indices while losses were seen in livestock and softs.
In currencies, gains were registered primarily in currency cross rates. While currencies from the European region continued a bearish trend, emerging market currencies and commodity based currencies showed bullish trends. In the energy sector, the Partnership was profitable in crude and refined products, holding its long positions through intraquarter volatility. Metals contributed to gains as industrial metals rallied late in the quarter on optimism for a growing economy, and gold remained the currency neutral hedge. In equity indices, the strong bullish trend that emerged in 2009 was significantly interrupted by the sovereign debt crisis. This contributed to losses earlier in the quarter. However, the bullish trend that re-emerged later in the quarter turned out to be very profitable. The Partnership was profitable in non-U.S. interest rates as the yields on German bonds declined due to a flight to quality within the European region. In U.S. interest rates, gains were seen as the U.S. economy stabilized and the yield curve steepened. In grains, modest gains were seen as profits in wheat were partially offset by losses in the soybean complex. In agricultural softs, a sharp reversal in the sugar market contributed to losses. The Partnership also recorded losses in cocoa. In livestock, the Partnership registered losses in live cattle.
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
          Interest income on 80% of the average daily equity maintained in cash in the Partnership’s brokerage account was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Partnership’s assets in cash and/or place up to all of the Partnership’s assets in 90-day U.S. Treasury bills and pay the Partnership 80% of the interest earned on the U.S. Treasury bills purchased. Twenty percent of the interest earned on U.S. Treasury bills purchased may be retained by CGM and/or credited to the General Partner. Interest income for the three months ended March 31, 2010 decreased by $8,499, as compared to the corresponding period in 2009. The decrease in interest income is primarily due to lower daily average equity maintained in cash and lower U.S. Treasury bill rates during the three months ended March 31, 2010 as compared to the corresponding period in 2009. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s account and upon interest rates one which the Partnership MN CGM has control.
          Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three months ended March 31, 2010 decreased by $278,067, as compared to the corresponding period in 2009. The decrease in brokerage fees is due to lower average adjusted net assets during the three months ended March 31, 2010 as compared to the corresponding period in 2009.
          Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three months ended March 31, 2010 decreased by $93,180, as compared to the corresponding period in 2009. The decrease in management fees is due to lower average adjusted net assets during the three months ended March 31, 2010 as compared to the corresponding period in 2009.
          Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the management agreement among the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three months ended March 31, 2010 or 2009. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.
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
          Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2010, and the highest, lowest and average values during the three months ended March 31, 2010. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of March 31, 2010, the Partnership’s total capitalization was $48,096,380. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.
March 31, 2010
(Unaudited)

			Three Months Ended March 31, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$1,784,526	3.71%	$2,057,069	$1,526,937	$1,881,490
Energy	852,300	1.77%	868,000	672,800	851,833
Grains	629,825	1.31%	650,725	416,625	567,975
Interest Rates U.S.	58,400	0.12%	107,600	58,400	79,060
Interest Rates Non-U.S.	838,923	1.74%	859,842	634,429	806,846
Livestock	301,450	0.63%	301,450	23,373	188,850
Metals	2,060,663	4.29%	2,458,619	2,010,553	2,100,457
Softs	727,836	1.51%	1,768,438	725,473	1,383,289
Indices	3,744,233	7.79%	3,988,179	3,536,275	3,745,953

Total	$10,998,156	22.87%

*	Average of month-end Values at Risk

Item 4.   Controls and Procedures
          The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods expected in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.
          Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.
          The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2010 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.
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
          There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.   Legal Proceedings
     The following information supplements and amends the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. There are no material legal proceedings pending against the Partnership and the General Partner.
Credit Crisis Related Matters
     Citigroup and its affiliates, including CGM, continue to defend lawsuits and arbitrations asserting claims for damages and related relief for losses arising from the global financial credit and subprime-mortgage crisis that began in 2007. Certain of these actions have been resolved, through either settlements or court proceedings.
     In addition, Citigroup and its affiliates, including CGM, continue to cooperate fully in response to subpoenas and requests for information from the Securities and Exchange Commission and other government agencies in connection with various formal and informal inquiries concerning Citigroup’s subprime mortgage-related conduct and business activities. Citigroup and certain of its affiliates, including CGM, are involved in discussions with certain of their regulators to resolve certain of these matters.
Item 1A.   Risk Factors
     There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
     For the three months ended March 31, 2010, there were additional sales of 66.6897 Redeemable Units totaling $125,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D.
     Proceeds of net offering were used for the trading of commodity interests, including futures contracts, options, forwards and swap contracts.
     The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of Shares
			of Shares (or Units)	(or Units) that
	(a) Total Number	(b) Average	Purchased as Part	May Yet Be
	of Shares	Price Paid per	of Publicly Announced	Purchased Under the
Period	(or Units) Purchased*	Share (or Unit)**	Plans or Programs	Plans or Programs
January 1, 2010 - January 31, 2010	240.8089	$1,762.58	N/A	N/A
February 1, 2010 - February 28, 2010	281.8970	$1,816.57	N/A	N/A
March 1, 2010 - March 31, 2010	206.9638	$2,023.94	N/A	N/A
	729.6697	$1,857.57

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on 15 days written notice to the General Partner. Under certain circumstances, the General Partner can compel redemption but to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day.
Item 3. Defaults Upon Senior Securities – None
Item 4. [Removed and Reserved]
Item 5. Other Information – None

Item 6. Exhibits

3.1	Second Amended and Restated Limited Partnership Agreement (filed as Exhibit 3.2 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

3.2	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of the State of New York (filed as Exhibit 3.1 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

(a)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated February 26, 1999 (filed as Exhibit 3.1(a) to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

(b)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated April 1, 2001 (filed as Exhibit 3.1(b) to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

(c)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 3.2(c) to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.1(c) to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

(e)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.2(e) to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(f)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 30, 2009 (filed as Exhibit 99.1(a) to current report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(g)	Certificate of Change of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated January 31, 2000 (filed as Exhibit 3.2(g) to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.1	Management Agreement among the Partnership, the General Partner and Chesapeake Capital Corporation (filed as Exhibit 10.1 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

10.1(a)	First Amendment to the Management Agreement among the Partnership, the General Partner and Chesapeake Capital Corporation (filed as Exhibit 10.1(a) to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

10.1(b)	Second Amendment to the Management Agreement among the Partnership, the General Partner and Chesapeake Capital Corporation (filed as Exhibit 10.1(b) to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

10.1(c)	Letter extending the Management Agreement between the General Partner and Chesapeake Capital Corporation for 2010 . (filed herein)

10.2	Second Amended and Restated Customer Agreement between the Partnership and Salomon Smith Barney Inc. (filed as Exhibit 10.2 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

10.3	Amended and Restated Agency Agreement between the Partnership, Smith Barney Futures Management LLC and Salomon Smith Barney Inc. (filed as Exhibit 10.3 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

10.4	Form of Subscription Agreement (filed as Exhibit 10.4 to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.5	Joinder Agreement among Citigroup Managed Futures LLC (the former name of the General Partner), Citigroup Global Markets Inc. and Morgan Stanley Smith Barney LLC (filed as Exhibit 10 to the quarterly report on Form 10-Q filed on August 14, 2009 and in corporated herein by reference).
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

TIDEWATER FUTURES FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Jerry Pascucci

Jerry Pascucci President and Director

Date:	May 17, 2010

By:	/s/ Jennifer Magro

Jennifer Magro Chief Financial Officer and Director (Principal Accounting Officer)

Date:	May 17, 2010