Form 10-Q
period 2010-06-30
TIDEWATER FUTURES FUND LP
filed 2010-08-16
CIK 1140509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

c/o Ceres Managed Futures LLC
522 5th Ave — 14th Floor
New York, New York 10036
(Address of principal executive offices) (Zip Code)

(212) 296-1999
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

Yes       No X

As of July 31, 2010, 22,007.0976 Limited Partnership Redeemable Units were outstanding.

TIDEWATER FUTURES FUND L.P.

FORM 10-Q

PART I
Item 1. Financial Statements
Tidewater Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	June 30,	December 31,
	2010	2009
Assets:
Equity in trading account:
Cash	$22,828,018	$32,781,935
Cash margin	13,783,817	13,348,704
Net unrealized appreciation on open futures contracts	—	3,623,720
Net unrealized appreciation on open forward contracts	—	1,276,029

	36,611,835	51,030,388
Interest receivable	1,978	522

Total assets	$36,613,813	$51,030,910

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$416,271	$—
Net unrealized depreciation on open forward contracts	3,255,121	—
Accrued expenses:
Brokerage fees	178,438	276,417
Management fees	54,578	84,470
Other	16,949	72,427
Redemptions payable	127,841	868,945

Total liabilities	4,049,198	1,302,259

Partners’ Capital:
General Partner, 281.2556 and 399.0301 Unit equivalents outstanding at June 30, 2010 and December 31, 2009	403,908	812,357
Limited Partners, 22,394.6811 and 24,027.7101 Redeemable Units outstanding at June 30, 2010 and December 31, 2009, respectively	32,160,707	48,916,294

Total partners’ capital	32,564,615	49,728,651

Total liabilities and partners’ capital	$36,613,813	$51,030,910

Net asset value per unit	$1,436.09	$2,035.83

See accompanying notes to financial statements.

Tidewater Futures Fund L.P.
Condensed Schedule of Investments
June 30, 2010
(Unaudited)

	Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	318	$(272,776)	(0.84)%
Energy	195	(202,340)	(0.62)
Grains	96	(98,135)	(0.30)
Indices	537	(772,557)	(2.37)
Interest Rates U.S.	94	193,195	0.59
Interest Rates Non-U.S.	1115	930,796	2.86
Livestock	420	(350,410)	(1.08)
Metals	91	122,085	0.38
Softs	402	349,580	1.07

Total futures contracts purchased		(100,562)	(0.31)

Futures Contracts Sold
Currencies	305	109,053	0.33
Grains	1093	(424,762)	(1.30)

Total futures contracts sold		(315,709)	(0.97)

Unrealized Appreciation on Open Forward Contracts
Metals	126	285,154	0.88

Total unrealized appreciation on open forward contracts		285,154	0.88

Unrealized Depreciation on Open Forward Contracts
Metals	329	(3,540,275)	(10.87)

Total unrealized depreciation on open forward contracts		(3,540,275)	(10.87)

Total fair value		$(3,671,392)	(11.27)%

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

Tidewater Futures Fund L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	$(3,659,833)	$(6,181,191)	$(3,547,315)	$(3,097,835)
Change in net unrealized gains (losses) on open contracts	(9,091,599)	773,034	(8,571,141)	(3,051,682)

Gain (loss) from trading, net	(12,751,432)	(5,408,157)	(12,118,456)	(6,149,517)
Interest income	10,748	11,125	16,198	25,074

Total income (loss)	(12,740,684)	(5,397,032)	(12,102,258)	(6,124,443)
Expenses:
Brokerage fees including clearing fees	691,709	901,201	1,468,844	1,956,403
Management fees	198,525	272,149	424,976	591,780
Other	40,090	76,503	76,788	189,375

Total expenses	930,324	1,249,853	1,970,608	2,737,558

Net income (loss)	(13,671,008)	(6,646,885)	(14,072,866)	(8,862,001)
Additions — Limited Partners	455,000	1,746,000	580,000	2,228,000
Redemptions — Limited Partners	(2,065,757)	(6,664,522)	(3,421,170)	(9,639,363)
Redemptions — General Partner	(250,000)	(1,486,124)	(250,000)	(1,486,124)

Net increase (decrease) in Partners’ capital	(15,531,765)	(13,051,531)	(17,164,036)	(17,759,488)
Partners’ Capital, beginning of period	48,096,380	61,083,100	49,728,651	65,791,057

Partners’ Capital, end of period	$32,564,615	$48,031,569	$32,564,615	$48,031,569

Net asset value per unit (22,675.9367 and 28,236.8345 units outstanding at June 30, 2010 and 2009, respectively)	$1,436.09	$1,701.03	$1,436.09	$1,701.03

Net income (loss) per Redeemable Unit and General Partner unit equivalent	$(587.85)	$(213.24)	$(599.74)	$(281.43)

Weighted average units outstanding	23,354.9972	30,873.9088	23,787.6458	31,806.8476

See accompanying notes to financial statements.

Tidewater Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
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
          As of June 30, 2010, all trading decisions for the Partnership are made by Chesapeake Capital Corporation (the “Advisor”). The Partnership’s trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with CGM.
          The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profits, if any, net of distributions.
          The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at June 30, 2010 and December 31, 2009 and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2010 and 2009. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2009.
          The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Partnership’s Statements of Financial Condition through the date the financial statements were issued. As a result, actual results could differ from these estimates.
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

Tidewater Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)
2.	Financial Highlights:
           Changes in the net asset value per Redeemable Unit for the three and six months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net realized and unrealized gains (losses) *	$(578.12)	$(202.39)	$(579.36)	$(257.81)
Interest income	0.46	0.36	0.69	0.80
Expenses **	(10.19)	(11.21)	(21.07)	(24.42)

Increase (decrease) for the period	(587.85)	(213.24)	(599.74)	(281.43)
Net Asset Value per Redeemable Unit, beginning of period	2,023.94	1,914.27	2,035.83	1,982.46

Net Asset Value per Redeemable Unit, end of period	$1,436.09	$1,701.03	$1,436.09	$1,701.03

*	Includes brokerage fees.

**	Excludes brokerage fees.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Ratios to average net assets:***
Net investment income (loss) before incentive fees****	(9.0)%	(9.3)%	(9.2)%	(9.5)

Operating expenses	9.1%	9.4%	9.3%	9.6%
Incentive fees	—%	—%	—%	—%

Total expenses	9.1%	9.4%	9.3%	9.6%

Total return:
Total return before incentive fees	(29.0)%	(11.1)%	(29.5)%	(14.2)
Incentive fee	—%	—%	—%	—%

Total return after incentive fees	(29.0)%	(11.1)%	(29.5)%	(14.2)

***	Annualized (other than incentive fees).

****	Interest income less total expenses.
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
          The customer agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures and forward contracts. The Partnership nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition as the criteria under ASC 210, Balance Sheet, has been met.
          All of the commodity interests owned by the Partnership are held for trading purposes. The average number of futures contracts traded for the three months ended June 30, 2010 and 2009 were 4,824 and 1,673, respectively. The average number of futures contracts traded for the six months ended June 30, 2010 and 2009 were 4,618 and 1,642, respectively. The average number of metal forward contracts traded for the three months ended June 30, 2010 and 2009 were 361 and 41, respectively. The average number of metal forward contracts traded for the six months ended June 30, 2010 and 2009 were 316 and 50, respectively.
          Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions.
          The Partnership adopted ASC 815, Derivatives and Hedging as of January 1, 2009, which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815 only expands the

Tidewater Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)
disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition or Statements of Income and Expenses and Changes in Partners’ Capital. The following tables indicate the fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of June 30, 2010 and December 31, 2009.

Assets	June 30, 2010
Futures Contracts
Currencies	$773,546

Grains	201,578
Interest Rates U.S.	193,195
Interest Rates Non-U.S.	930,796
Livestock	114,810
Metals	147,980
Softs	456,043

Total unrealized appreciation on open futures contracts	$2,817,948

Liabilities
Futures Contracts
Currencies	$(937,269)

Energy	(202,340)
Grains	(724,475)
Indices	(772,557)
Livestock	(465,220)
Metals	(25,895)
Softs	(106,463)

Total unrealized depreciation on open futures contracts	$(3,234,219)

Net unrealized depreciation on open futures contracts	$(416,271)*

Assets	June 30, 2010
Forward Contracts
Metals	$285,154

Total unrealized appreciation on open forward contracts	$285,154

Liabilities
Forward Contracts
Metals	$(3,540,275)

Total unrealized depreciation on open forward contracts	(3,540,275)

Net unrealized depreciation on open forward contracts	$(3,255,121)**

*	This amount is in “Net unrealized depreciation on open futures contracts” on the Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” on the Statements of Financial Condition.

Tidewater Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
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
          The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2010		June 30, 2009		June 30, 2010		June 30, 2009
Sector	Gain (loss) from trading		Gain (loss) from trading		Gain (loss) from trading		Gain (loss) from trading

Currencies	$(1,857,550)		$(2,875,037)		$(1,145,684)		$(3,640,163)
Energy	(3,374,162)		(5,500)		(2,734,865)		(5,500)
Grains	(731,569)		(51,612)		(518,227)		(51,612)
Indices	(5,872,488)		(314,105)		(4,754,553)		(172,612)
Interest Rates U.S.	634,086		(669,452)		821,438		(902,815)
Interest Rates Non-U.S.	2,414,754		(1,462,772)		3,370,249		(1,551,380)
Livestock	(812,420)		469,770		(1,141,188)		985,620
Metals	(3,104,632)		(319,881)		(1,835,393)		(274,302)
Softs	(47,451)		(179,568)		(4,180,233)		(536,753)

Total	$(12,751,432	)***	$(5,408,157	)***	$(12,118,456	)***	$(6,149,517	)***

***	This amount is in “Gain (loss) from trading, net” on the Statements of Income and Expenses and Changes in Partners’ Capital.

Tidewater Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
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
     Partnership’s Fair Value Measurements. The Partnership adopted ASC 820, Fair Value Measurements and Disclosures, as of January 1, 2008, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.
     In 2009, the Partnership adopted amendments to ASC 820, which reaffirm that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. These amendments to ASC 820 also reaffirm the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. These amendments to ASC 820 are required for interim and annual reporting periods ending after June 15, 2009. Management has concluded that based on available information in the marketplace, there has not been a decrease in the volume and level of activity in the Partnership’s Level 2 assets and liabilities. The adoption of the amendments to ASC 820 had no effect on the Partnership’s Financial Statements.
     The Partnership considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended June 30, 2010 and December 31, 2009, the Partnership did not hold any derivative instruments for which market quotations are not readily available and that are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2 ) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	06/30/2010	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Liabilities
Futures	$416,271	$416,271	$—	$—
Forwards	3,255,121	3,255,121	—	—

Total liabilities	3,671,392	3,671,392	—	—

Total fair value	$3,671,392	$3,671,392	$—	$—

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	12/31/2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Futures	$3,623,720	$3,623,720	$—	$—
Forwards	1,276,029	1,276,029	—	—

Total assets	4,899,749	4,899,749	—	—

Total fair value	$4,899,749	$4,899,749	$—	$—

Tidewater Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
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
June 30, 2010
(Unaudited)
6. Critical Accounting Policie:
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
          Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230.
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
          Partnership’s Fair Value Measurements. The Partnership adopted ASC 820 as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Partnership did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.
          The Partnership considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by brokerdealers who derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended June 30, 2010 and December 31, 2009, the Partnership did not hold any derivative instruments for which market quotations are not readily available and that are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
          Futures Contracts. The Partnership trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership. When the contract is closed, the Partnership records a realized gain or loss equal to the

Tidewater Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)
difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
          London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Partnership are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Partnership each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership. A contract is considered offset when all long positions have been matched with short positions. When the contract is closed at the prompt date, the Partnership records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
           Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses.
          ASC 740, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements.
          The following is the major tax jurisdiction for the Partnership and the earliest tax year subject to examination: United States — 2006.
          Subsequent Events. In 2009, the Partnership adopted ASC 855, Subsequent Events. The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are filed. Management has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.
          Recent Accounting Pronouncements. In January 2010, the FASB issued guidance, which, among other things, amends ASC 820, Fair Value Measurements and Disclosures, to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. This guidance is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Partnership’s financial statements.
          In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”), “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” which among other things amended ASC 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between ASC 855 and the SEC’s requirements. All of the amendments in this update were effective upon issuance of this update. Management has included the provisions of these amendments in the financial statements.
          Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights”.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources
          The Partnership does not engage in sales of goods or services. Its only assets are its equity in its trading account, consisting of cash and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2010.
          The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading, and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.
          For the six months ended June 30, 2010, Partnership capital decreased 34.5% from $49,728,651 to $32,564,615. This decrease was attributable to the net loss from operations of $14,072,866 coupled with the redemptions of 1,942.8251 Redeemable Units totaling $3,421,170 and 117.7745 General Partner unit equivalents totaling $250,000, which was partially offset by the addition of 309.7961 Redeemable Units totaling $580,000. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.
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
          Partnership’s Fair Value Measurements. The Partnership adopted ASC 820 as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Partnership did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.
          The Partnership considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended June 30, 2010 and December 31, 2009, the Partnership did not hold any derivative instruments for which market quotations are not readily available and that are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
          Futures Contracts. The Partnership trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership. When the contract is closed, the Partnership records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
          London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Partnership are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Partnership each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership. A contract is considered offset when all long positions have been matched with short positions. When the contract is closed at the prompt date, the Partnership records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

Results of Operations
     During the Partnership’s second quarter of 2010, the net asset value per Redeemable Unit decreased 29.0% from $2,023.94 to $1,436.09 as compared to a decrease of 11.1% in the second quarter of 2009. The Partnership experienced a net trading loss before brokerage fees and related fees in the second quarter of 2010 of $12,751,432. Losses were primarily attributable to the trading of commodity futures in currencies, energy, grains, livestock, metals, softs and indices and were partially offset by gains in U.S. and non-U.S. interest rates. The Partnership experienced a net trading loss before brokerage fees and related fees in the second quarter of 2009 of $5,408,157. Losses were primarily attributable to the trading of commodity futures in currencies, energy, U.S. and non-U.S. interest rates, metals, softs and indices and were partially offset by gains in grains and livestock.
      The equity markets sold off sharply during the second quarter of 2010, as the global economic recovery decelerated and investors began to worry about a “double dip” recession. In Europe, the global credit crisis continued to morph into a sovereign debt crisis, placing significant constraints on governments’ ability to maintain unprecedented deficit spending programs. The Partnership was profitable in interest rates but recorded losses in currencies, energy, grains, agricultural softs, metals and equity indices.
      The Partnership was also profitable in U.S. and non-U.S. interest rates, as the flight to quality caused the yields on U.S. treasury notes to decrease. Both the U.S. Treasuries and the German Government Bonds were perceived as temporary safe havens in comparison to other assets.
      In currencies, the Euro fell sharply in comparison to the U.S. Dollar in response to the falling confidence in the integrity of the European Union due to the debt levels of Greece and other countries. The Partnership recorded losses mainly from currencies of material exporting countries such as Canada and Australia although some of these losses were offset by gains from trading the Euro. In the energy sector, losses were recorded mostly in crude oil, natural gas and heating oil. As the cost of risk increased due to the sovereign debt crisis, the prices for crude oil fell. In the metals sector, while precious metals contributed to some modest gains, most of the losses were recorded in industrial metals which sold off in conjunction with the correction in equity markets. In grains, the Partnership registered losses mainly from the soybean complex. In equity indices, the Partnership recorded losses as the equity markets sold off on concerns over the sovereign debt crisis brewing in the European Union
     During the Partnership’s six months ended June 30, 2010 the net asset value per Redeemable Unit decreased 29.5% from $2,035.83 to $1,436.09 as compared to a decrease of 14.2% in the second quarter of 2009. The Partnership experienced a net trading loss before brokerage fees and related fees for the six months ended June 30, 2010 of $12,118,456. Losses were primarily attributable to the trading of commodity futures in currencies, energy, grains, livestock, metals, softs and indices and were partially offset by gains in U.S. and non-U.S. interest rates. The Partnership experienced a net trading loss before brokerage fees and related fees for the six months ended June 30, 2009 of $6,149,517. Losses were primarily attributable to the trading of commodity futures in currencies, energy, U.S. and non-U.S. interest rates, metals, softs and indices and were partially offset by gains in grains and livestock.
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
          Interest income on 80% of the average daily equity maintained in cash in the Partnership’s brokerage account was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Partnership’s assets in cash and/or place up to all of the Partnership’s assets in 90-day U.S. Treasury bills and pay the Partnership 80% of the interest earned on the U.S. Treasury bills purchased. Twenty percent of the interest earned on U.S. Treasury bills purchased may be retained by CGM and/or credited to the General Partner. Interest income for the three and six months ended June 30, 2010 decreased by $377 and $8,876, respectively, as compared to the corresponding periods in 2009. The decrease in interest income is primarily due to lower average daily equity maintained in cash during the three and six months ended June 30, 2010 as compared to the corresponding periods in 2009. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s account and upon interest rates over which neither the Partnership nor CGM has control.
          Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three and six months ended June 30, 2010 decreased by $209,492 and $487,559, respectively, as compared to the corresponding periods in 2009. The decrease in brokerage fees is due to lower average adjusted net assets during the three and six months ended June 30, 2010 as compared to the corresponding periods in 2009.
          Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and six months ended June 30, 2010 decreased by $73,624 and $166,804, respectively, as compared to the corresponding periods in 2009. The decrease in management fees is due to lower average adjusted net assets during the three and six months ended June 30, 2010 as compared to the corresponding periods in 2009.
          Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the management agreement among the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three and six months ended June 30, 2010 or 2009. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.
          In allocating the assets of the Partnership to the Advisor, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor at any time.

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
          Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2010, and the highest, lowest and average values during the three months ended June 30, 2010. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of June 30, 2010, the Partnership’s total capitalization was $32,564,615. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.
June 30, 2010
(Unaudited)

			Three Months Ended June 30, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$1,614,634	4.96%	$1,815,216	$1,336,998	$1,715,733
Energy	299,555	0.92%	1,012,471	296,140	512,360
Grains	1,127,825	3.46%	1,127,825	430,678	785,653
Interest Rates U.S.	146,700	0.45%	151,400	58,400	118,833
Interest Rates Non-U.S.	1,151,530	3.54%	1,175,694	819,464	1,061,120
Livestock	389,550	1.20%	495,950	300,650	458,033
Metals	1,057,175	3.25%	2,158,191	1,051,990	1,579,595
Softs	744,137	2.28%	744,137	309,772	629,413
Indices	9,011,154	27.67%	14,744,438	3,492,285	7,234,319

Total	$15,542,260	47.73%

*	Average of month-end Values at Risk.

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
          The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2010 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.
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
          There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.   Legal Proceedings
     There are no material changes to the discussion set forth under Part I, Item 3, “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.
Item 1A.   Risk Factors
     There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and under Part II, Item 1A, “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, except that the following disclosure supersedes the risk factor set forth therein titled, “Regulatory changes could restrict the Partnership’s operations”.
Regulatory changes could restrict the Partnership’s operations.
     Regulatory changes could adversely affect the Partnership by restricting its trading activities and/or increasing the costs or taxes to which the investors are subject. On July 21, 2010, the President signed into law major financial services reform legislation in the form of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”). Among other things, the Act grants the CFTC and SEC broad rulemaking authority to implement various provisions of the Act including comprehensive regulation of the OTC derivatives market. The implementation of the Act could adversely affect the Partnership by increasing transaction and/or regulatory compliance costs. In addition, greater regulatory scrutiny may increase the Partnership’s and the General Partner’s exposure to potential liabilities. Increased regulatory oversight can also impose administrative burdens on the General Partner, including, without limitation, responding to investigations and implementing new policies and procedures. As a result, the General Partner’s time, attention and resources may be diverted from portfolio management activities. Other potentially adverse regulatory initiatives could develop suddenly and without notice.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
     For the three months ended June 30, 2010, there were additional sales of 243.1064 Redeemable Units totaling $455,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D.
     Proceeds of net offering were used for the trading of commodity interests, including futures contracts, options, forwards and swap contracts.
     The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of Shares
			of Shares (or Units)	(or Units) that
	(a) Total Number	(b) Average	Purchased as Part	May Yet Be
	of Shares	Price Paid per	of Publicly Announced	Purchased Under the
Period	(or Units) Purchased*	Share (or Unit)**	Plans or Programs	Plans or Programs
April 1, 2010 - April 30, 2010	383.5836	$2,122.70	N/A	N/A
May 1, 2010 - May 31, 2010	740.5514	$1,517.36	N/A	N/A
June 1, 2010 - June 30, 2010	89.0204	$1,436.09	N/A	N/A
	1,213.1554	$1,702.80

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on 15 days’ written notice to the General Partner. Under certain circumstances, the General Partner can compel redemption but to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day.
Item 3. Defaults Upon Senior Securities – None
Item 4. [Removed and Reserved]
Item 5. Other Information
     Effective July 12, 2010, the Advisor in consultation with the General Partner, has agreed to reduce temporarily the overall leverage of the Partnership’s assets traded pursuant to Chesapeake’s Diversified 2XL Program (the “Program”) from 75% of the customary leverage utilized by the Program to 50% of the customary leverage utilized by the Program, a reduction of 33.33%. This reduction in leverage was in response to the current market volatility and the adverse performance experienced by Advisor thus far during 2010. The Advisor, in further consultation with the General Partner, will determine if, and at what time, the Partnership’s leverage may be readjusted.
     Effective August 1, 2010, the Advisor has agreed to reduce temporarily the management fee it receives from the Partnership from an annual rate of 2% of adjusted net assets to an annual rate of 1% of adjusted net assets. This partial waiver of the management fee will remain in effect until the General Partner and the Advisor determine otherwise.

Item 6. Exhibits

3.1	Second Amended and Restated Limited Partnership Agreement (filed as Exhibit 3.2 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

3.2	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of the State of New York (filed as Exhibit 3.1 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

(a)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated February 26, 1999 (filed as Exhibit 3.1(a) to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

(b)	Certificate of Change of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated January 31, 2000 (filed as Exhibit 3.2(g) to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(c)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated April 1, 2001 (filed as Exhibit 3.1(b) to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

(d)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 3.2(c) to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(e)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.1(c) to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

(f)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.2(e) to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(g)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 30, 2009 (filed as Exhibit 99.1(a) to current report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(h)	Certificate of Amendment of the Certificate of Limited Partnership dated June 30, 2010 (filed as Exhibit 3.2(h) to the Current Report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

10.1	Management Agreement among the Partnership, the General Partner and Chesapeake Capital Corporation (filed as Exhibit 10.1 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

10.1(a)	First Amendment to the Management Agreement among the Partnership, the General Partner and Chesapeake Capital Corporation (filed as Exhibit 10.1(a) to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

10.1(b)	Second Amendment to the Management Agreement among the Partnership, the General Partner and Chesapeake Capital Corporation (filed as Exhibit 10.1(b) to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

10.1(c)	Letter extending the Management Agreement between the General Partner and Chesapeake Capital Corporation for 2010. (filed herein)

10.2	Second Amended and Restated Customer Agreement between the Partnership and Salomon Smith Barney Inc. (filed as Exhibit 10.2 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

10.3	Amended and Restated Agency Agreement between the Partnership, Smith Barney Futures Management LLC and Salomon Smith Barney Inc. (filed as Exhibit 10.3 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

10.4	Form of Subscription Agreement (filed as Exhibit 10.4 to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.5	Joinder Agreement among Citigroup Managed Futures LLC (the former name of the General Partner), Citigroup Global Markets Inc. and Morgan Stanley Smith Barney LLC (filed as Exhibit 10 to the quarterly report on Form 10-Q filed on August 14, 2009 and in corporated herein by reference).
Exhibit 31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director)
Exhibit 31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer, Secretary and Director)
Exhibit 32.1 — Section 1350 Certification (Certification of President and Director)
Exhibit 32.2 — Section 1350 Certification (Certification of Chief Financial Officer, Secretary and Director)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIDEWATER FUTURES FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Walter Davis

Walter Davis President and Director

Date:	August 16, 2010

By:	/s/ Jennifer Magro

Jennifer Magro Chief Financial Officer, Secretary and Director (Principal Accounting Officer)

Date:	August 16, 2010