Form 10-Q
period 2010-09-30
TIDEWATER FUTURES FUND LP
filed 2010-11-12
CIK 1140509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Yes       No X

As of October 31, 2010, 21,459.1186 Limited Partnership Redeemable Units were outstanding.

TIDEWATER FUTURES FUND L.P.

FORM 10-Q

Ex 31.1 Certification
Ex 31.2 Certification
Ex 32.1 Certification
Ex 32.2 Certification

PART I
Item 1. Financial Statements
Tidewater Futures Fund L.P.
Statements of Financial Condition

	(Unaudited) September 30,	December 31,
	2010	2009
Assets:
Equity in trading account:
Cash	$19,992,517	$32,781,935
Cash margin	10,028,268	13,348,704
Net unrealized appreciation on open futures contracts	3,795,718	3,623,720
Net unrealized appreciation on open forward contracts	441,638	1,276,029

	34,258,141	51,030,388
Interest receivable	2,360	522

Total assets	$34,260,501	$51,030,910

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage fees	$185,578	$276,417
Management fees	28,359	84,470
Other	43,668	72,427
Redemptions payable	628,146	868,945

Total liabilities	885,751	1,302,259

Partners’ Capital:
General Partner, 281.2556 and 399.0301 unit equivalents outstanding at September 30, 2010 and December 31, 2009, respectively	426,597	812,357
Limited Partners, 21,722.6584 and 24,027.7101 Redeemable Units outstanding at September 30, 2010 and December 31, 2009, respectively	32,948,153	48,916,294

Total partners’ capital	33,374,750	49,728,651

Total liabilities and partners’ capital	$34,260,501	$51,030,910

Net asset value per unit	$1,516.76	$2,035.83

See accompanying notes to financial statements.

Tidewater Futures Fund L.P.
Condensed Schedule of Investments
September 30, 2010
(Unaudited)

	Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	256	523,015	1.57%
Energy	146	85,600	0.26
Grains	741	1,405,247	4.21
Indices	553	497,568	1.49
Interest Rates U.S.	101	88,781	0.27
Interest Rates Non-U.S.	1037	111,241	0.33
Livestock	313	(78,270)	(0.24)
Metals	72	809,245	2.42
Softs	371	483,789	1.45

Total futures contracts purchased		3,926,216	11.76

Futures Contracts Sold
Currencies	283	189,795	0.57
Indices	35	(31,041)	(0.09)
Softs	342	(289,252)	(0.87)

Total futures contracts sold		(130,498)	(0.39)

Unrealized Appreciation on Open Forward Contracts
Metals	90	441,638	1.32

Total unrealized appreciation on open forward contracts		441,638	1.32

Total fair value		$4,237,356	12.69%

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

Tidewater Futures Fund L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	$(5,430,516)	$1,745,776	$(8,977,831)	$(1,352,059)
Change in net unrealized gains (losses) on open contracts	7,908,748	5,330,655	(662,393)	2,278,973

Gain (loss) from trading, net	2,478,232	7,076,431	(9,640,224)	926,914
Interest income	8,649	10,484	24,847	35,558

Total income (loss)	2,486,881	7,086,915	(9,615,377)	962,472

Expenses:
Brokerage fees including clearing fees	552,382	814,490	2,021,226	2,770,893
Management fees	160,037	245,320	585,013	837,100
Other	103,139	—	179,927	189,375

Total expenses	815,558	1,059,810	2,786,166	3,797,368

Management fees waived	(53,970)	—	(53,970)	—

Net expenses	761,588	1,059,810	2,732,196	3,797,368

Net income (loss)	1,725,293	6,027,105	(12,347,573)	(2,834,896)
Additions — Limited Partners	1,203,000	105,000	1,783,000	2,333,000
Redemptions — Limited Partners	(2,118,158)	(5,878,288)	(5,539,328)	(15,517,651)
Redemptions — General Partner	—	—	(250,000)	(1,486,124)

Net increase (decrease) in Partners’ Capital	810,135	253,817	(16,353,901)	(17,505,671)
Partners’ Capital, beginning of period	32,564,615	48,031,569	49,728,651	65,791,057

Partners’ Capital, end of period	$33,374,750	$48,285,386	$33,374,750	$48,285,386

Net asset value per unit (22,003.9140 and 25,036.7635 units outstanding at September 30, 2010 and 2009, respectively)	$1,516.76	$1,928.58	$1,516.76	$1,928.58

Net income (loss) per Redeemable Unit and General Partner unit equivalents	$80.67	$227.55	$(519.07)	$(53.88)

Weighted average units outstanding	22,692.1401	27,158.9457	23,422.4772	30,257.5470

See accompanying notes to financial statements.

Tidewater Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
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
          Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”), a registered non-clearing futures commission merchant and a member of the National Futures Association (“NFA”). Morgan Stanley, indirectly through various subsidiaries, owns a majority interest in MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns a minority interest in MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.
          As of September 30, 2010, all trading decisions for the Partnership are made by Chesapeake Capital Corporation (the “Advisor”). The Partnership’s trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with CGM.
           For the period from July 12, 2010 through September 14, 2010, the Advisor, in consultation with the General Partner, agreed to reduce temporarily the overall leverage of the Partnership’s assets traded pursuant to the Advisor’s Diversified 2XL Program (the “Program”) from 75% of the customary leverage utilized by the Program, to 50% of the customary leverage utilized by the Program.
          Effective September 15, 2010, the Advisor, in consultation with the General Partner, has agreed to increase the overall leverage of the Partnership’s assets traded pursuant to the Program from 50% of the customary leverage utilized by the Program to 62.5% of the customary leverage utilized by the Program. The Advisor, in further consultation with the General Partner, will determine, if, and at what time, the partnership’s leverage may be readjusted.
           For the period from August 1, 2010 through September 30, 2010, the Advisor agreed to reduce temporarily the management fee it receives from the Partnership from an annual rate of 2% of adjusted net assets to an annual rate of 1% of adjusted net assets. This partial waiver of the management fee was in effect until October 1, 2010. See Item 5. “Other Information” on page 20 for more information on the management fee waiver.
          The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of their capital contribution and profits, if any, net of distributions.
          The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2010 and December 31, 2009 and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2010 and 2009. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2009.
          The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Partnership’s Statements of Financial Condition through the date the financial statements were filed. As a result, actual results could differ from these estimates.
          Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Tidewater Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)
2.	Financial Highlights:
           Changes in the net asset value per unit for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net realized and unrealized gains (losses) *	$89.52	$236.23	$(489.84)	$(21.58)
Interest income	0.39	0.38	1.08	1.18
Expenses **	(9.24)	(9.06)	(30.31)	(33.48)

Increase (decrease) for the period	80.67	227.55	(519.07)	(53.88)
Net asset value per unit, beginning of period	1,436.09	1,701.03	2,035.83	1,982.46

Net asset value per unit, end of period	$1,516.76	$1,928.58	$1,516.76	$1,928.58

*	Includes brokerage fees.

**	Excludes brokerage fees.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010		2009	2010		2009
Ratios to average net assets:***
Net investment income (loss) before incentive fees****	(9.5)%		(8.8)%	(9.2)%		(9.3)%

Operating expenses	9.6	%*****	8.9%	9.3	%*****	9.3%
Incentive fees	—%		—%	—%		—%

Total expenses	9.6%		8.9%	9.3%		9.3%

Total return:
Total return before incentive fees	5.6%		13.4%	(25.5)%		(2.7)%
Incentive fee	—%		—%	—%		—%

Total return after incentive fees	5.6%		13.4%	(25.5)%		(2.7)%

***	Annualized (other than incentive fees).

****	Interest income less total expenses.

*****	Percentages are after management fee waivers. For the period from August 1, 2010 through September 30, 2010, the Advisor temporarily reduced the management fee it receives from the Partnership from an annual rate of 2% of adjusted net assets to an annual rate of 1% of adjusted net assets.
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
          The customer agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures and forward contracts. The Partnership nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification (“ASC”) 210, Balance Sheet, has been met.
          All of the commodity interests owned by the Partnership are held for trading purposes. The average number of futures contracts traded for the three months ended September 30, 2010 and 2009 were 3,392 and 2,522, respectively. The average number of futures contracts traded for the nine months ended September 30, 2010 and 2009 were 4,209 and 1,935, respectively. The average number of metals forward contracts traded for the three months ended September 30, 2010 and 2009 were 180 and 133, respectively. The average number of metals forward contracts traded for the nine months ended September 30, 2010 and 2009 were 271 and 78, respectively.
          Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions.
          The Partnership adopted ASC 815, Derivatives and Hedging as of January 1, 2009, which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815 only expands the

Tidewater Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)
disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition or Statements of Income and Expenses and Changes in Partners’ Capital. The following tables indicate the fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of September 30, 2010 and December 31, 2009.

Assets	September 30, 2010
Futures Contracts
Currencies	$1,218,667
Energy	165,921
Grains	1,516,397
Indices	560,890
Interest Rates U.S.	91,953
Interest Rates Non-U.S.	399,229
Metals	809,245
Softs	732,839

Total unrealized appreciation on open futures contracts	$5,495,141

Liabilities
Futures Contracts
Currencies	$(505,857)
Energy	(80,321)
Grains	(111,150)
Indices	(94,363)
Interest Rates U.S.	(3,172)
Interest Rates Non-U.S.	(287,988)
Livestock	(78,270)
Softs	(538,302)

Total unrealized depreciation on open futures contracts	$(1,699,423)

Net unrealized appreciation on open futures contracts	$3,795,718 *

Assets	September 30, 2010
Forward Contracts
Metals	$441,638

Total unrealized appreciation on open forward contracts	$441,638

Net unrealized appreciation on open forward contracts	$441,638	**

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” on the Statements of Financial Condition.

Tidewater Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)

Assets	December 31, 2009
Futures Contracts
Currencies	$480,338
Energy	1,173,441
Grains	328,415
Indices	1,983,702
Interest Rates U.S.	5,023
Interest Rates Non-U.S.	20,069
Livestock	7,030
Softs	2,690,297

Total unrealized appreciation on open futures contracts	$6,688,315

Liabilities
Futures Contracts
Currencies	$(1,104,957)
Grains	(69,445)
Indices	(11,198)
Interest Rates U.S.	(238,297)
Interest Rates Non-U.S.	(454,860)
Livestock	(113,388)
Metals	(898,300)
Softs	(174,150)

Total unrealized depreciation on open futures contracts	$(3,064,595)

Net unrealized appreciation on open futures contracts	$3,623,720 *

Assets
Forward Contracts
Metals	$1,510,523

Total unrealized appreciation on open forward contracts	$1,510,523

Liabilities
Forward Contracts
Metals	$(234,494)

Total unrealized depreciation on open forward contracts	$(234,494)

Net unrealized appreciation on open forward contracts	$1,276,029 **

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” on the Statements of Financial Condition.
          The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended	Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009		September 30, 2010		September 30, 2009
Sector	Gain (loss) from trading	Gain (loss) from trading		Gain (loss) from trading		Gain (loss) from trading

Currencies	$46,596	$154,967		$(1,099,088)		$(3,485,196)
Energy	116,290	—		(2,618,575)		(5,500)
Grains	(1,099,861)	(6,466)		(1,618,088)		(58,078)
Indices	1,803,244	1,920,398		(2,951,309)		1,747,786
Interest Rates U.S.	456,156	192,319		1,277,594		(710,496)
Interest Rates Non-U.S.	164,389	140,232		3,534,638		(1,411,148)
Livestock	78,272	226,172		(1,062,916)		1,211,792
Metals	1,272,060	571,541		(563,333)		297,239
Softs	(358,914)	3,877,268		(4,539,147)		3,340,515

Total	$2,478,232 ***	$7,076,431	***	$(9,640,224	)***	$926,914 ***

***	This amount is in “Gain (loss) from trading, net” on the Statements of Income and Expenses and Changes in Partners’ Capital.

Tidewater Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
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
     The Partnership considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended September 30, 2010 and December 31, 2009, the Partnership did not hold any derivative instruments for which market quotations are not readily available and that are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2 ) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	09/30/2010	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Futures	$3,795,718	$3,795,718	$—	$—
Forwards	441,638	441,638	—	—

Total assets	4,237,356	4,237,356	—	—

Total fair value	$4,237,356	$4,237,356	$—	$—

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	12/31/2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Futures	$3,623,720	$3,623,720	$—	$—
Forwards	1,276,029	1,276,029	—	—

Total assets	4,899,749	4,899,749	—	—

Total fair value	$4,899,749	$4,899,749	$—	$—

Tidewater Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
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

Tidewater Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)
6. Critical Accounting Policies:
          Use of Estimates. The preparation of financial statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Partnership’s Statements of Financial Condition through the date the financial statements were filed. As a result, actual results could differ from these estimates.
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
          The Partnership considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by brokerdealers who derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended September 30, 2010 and December 31, 2009, the Partnership did not hold any derivative instruments for which market quotations are not readily available and that are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
          Futures Contracts. The Partnership trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership. When the contract is closed, the Partnership records a realized gain or loss equal to the

Tidewater Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)
difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits directly with the exchange on which the contracts are traded. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
          London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Partnership are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Partnership each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Partnership records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
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
          The following is the major tax jurisdiction for the Partnership and the earliest tax year subject to examination: United States — 2007.
          Subsequent Events. In 2009, the Partnership adopted ASC 855, Subsequent Events. The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are filed. Management has assessed the subsequent events through the date of filing and has determined that there were no subsequent events requiring adjustment in the financial statements.
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
          In February 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”), “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” which among other things amended ASC 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between ASC 855 and the SEC’s requirements. All of the amendments in this update were effective upon issuance of this update. Management has included the provisions of these amendments in the financial statements.
          Net Income (Loss) per Redeemable Unit and General Partner Unit Equivalents. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights”.
7. Subsequent Event:
          In 2009, Morgan Stanley and Citigroup combined certain assets of the Global Wealth Management Group of Morgan Stanley & Co. Incorporated, including Demeter Management LLC (“Demeter”) and the Smith Barney division of CGM into a new joint venture, MSSB Holdings. As part of that transaction Ceres Managed Futures LLC (“Ceres” or the “General Partner”) was contributed to and, together with Demeter, became wholly-owned subsidiaries of MSSB Holdings. Demeter currently serves as commodity pool operator for various legacy Morgan Stanley sponsored commodity pools formed prior to the joint venture. Since their contribution to the joint venture, Demeter and Ceres have worked closely to align the operations and management of the commodity pools they oversee. As a result, MSSB Holdings, together with the unanimous support of the Boards of Directors of Demeter and Ceres, has determined that a combination of the assets and operations of Demeter and Ceres into a single commodity pool operator, Ceres, is in the best interest of limited partners and believes that this combination will achieve the intended benefits of the joint venture. Ceres will continue to be wholly-owned by MSSB Holdings. The targeted effective date of the combination is on or about December 1, 2010. Refer to Form 8-K filed on September 14, 2010 for additional information.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources
          The Partnership does not engage in sales of goods or services. Its only assets are its equity in its trading account, consisting of cash and cash equivalents, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2010.
          The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading, and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.
          For the nine months ended September 30, 2010, Partnership capital decreased 32.9% from $49,728,651 to $33,374,750. This decrease was attributable to the net loss from operations of $12,347,573 coupled with the redemptions of 3,465.6275 Redeemable Units totaling $5,539,328 and 117.7745 General Partner unit equivalents totaling $250,000, which was partially offset by the addition of 1,160.5758 Redeemable Units totaling $1,783,000. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.
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
          The Partnership considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended September 30, 2010 and December 31, 2009, the Partnership did not hold any derivative instruments for which market quotations are not readily available and that are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
          Futures Contracts. The Partnership trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership. When the contract is closed, the Partnership records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits directly with the exchange on which the contracts are traded. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
          London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Partnership are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Partnership each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership. A contract is considered offset when all long positions have been matched with a like member of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Partnership records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

Results of Operations
     During the Partnership’s third quarter of 2010, the net asset value per unit increased 5.6% from $1,436.09 to $1,516.76 as compared to an increase of 13.4% in the third quarter of 2009. The Partnership experienced a net trading gain before brokerage fees and related fees in the third quarter of 2010 of $2,478,232. Gains were primarily attributable to the trading of commodity futures in energy, U.S. and non-U.S. interest rates, livestock, metals, and indices and were partially offset by losses in currencies, grains and softs. The Partnership experienced a net trading gain before brokerage fees and related fees in the third quarter of 2009 of $7,076,431. Gains were primarily attributable to the trading of commodity futures in currencies, U.S. and non-U.S. interest rates, livestock, metals, softs and indices and were partially offset by losses in grains.
      Global financial markets recovered during the third quarter of 2010, most notably during September. Equities bounced from the lowest levels of the year to reach new highs. Currencies reflected the renewed global growth thesis as the currencies of emerging countries and commodity exporting countries strengthened considerably compared to other developed country currencies. However, interest rates have remained in a downward trend reflecting the general preference for lower risk assets even as appetite began to rise for higher risk assets.
      The Partnership was profitable in energy, interest rates, metals and equity indices whereas losses were seen in currencies and grains.
      The energy sector contributed to modest gains mostly from gas oil and heating oil. Interest rates contributed to gains as yields continued to remain at their lowest levels, primarily due to slower growth in global economies reflected by data such as unemployment. Global central banks discussed the possibility of quantitative easing to jump start the economies. In metals, substantial gains were contributed by precious and industrial metals. Gold and silver reached new highs as safe havens and also partly because of weakening U.S. Dollar, while industrial metals were buoyed by heightened demand from China and the developing world. Equity indices also contributed to gains as the Partnership was positioned to benefit from the sharp reversal in global equities as positive earnings surprises from several equity sectors reversed the bearish trend.
      The Partnership registered losses in the currencies mostly from the Euro and U.S. Dollar Index. Several countries, most notably Japan and Brazil, intervened in the currency markets, trying to artificially weaken their respective currencies. However this fundamental intervention did not appear to be very effective as these currencies resumed the trend soon after the intervention. In grains, the Partnership recorded large losses in wheat mainly at the start of the quarter as prices surged to record prices due to a severe drought and export ban in Russia.
     During the Partnership’s nine months ended September 30, 2010 the net asset value per unit decreased 25.5% from $2,035.83 to $1,516.76 as compared to a decrease of 2.7% in the third quarter of 2009. The Partnership experienced a net trading loss before brokerage fees and related fees for the nine months ended September 30, 2010 of $9,640,224. Losses were primarily attributable to the trading of commodity futures in currencies, energy, grains, livestock, metals, softs and indices and were partially offset by gains in U.S. and non-U.S. interest rates. The Partnership experienced a net trading gain before brokerage fees and related fees for the nine months ended September 30, 2009 of $926,914. Gains were primarily attributable to the trading of commodity futures in grains, livestock, metals, softs and indices and were partially offset by losses in currencies, energy, U.S. and non-U.S. interest rates.
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
          Interest income on 80% of the average daily equity maintained in cash in the Partnership’s brokerage account was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Partnership’s assets in cash and/or place up to all of the Partnership’s assets in 90-day U.S. Treasury bills and pay the Partnership 80% of the interest earned on the U.S. Treasury bills purchased. Twenty percent of the interest earned on U.S. Treasury bills purchased may be retained by CGM and/or credited to the General Partner. Interest income for the three and nine months ended September 30, 2010 decreased by $1,835 and $10,711, respectively, as compared to the corresponding periods in 2009. The decrease in interest income is primarily due to lower average daily equity maintained in cash during the three and nine months ended September 30, 2010 as compared to the corresponding periods in 2009. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s account and upon interest rates over which neither the Partnership nor CGM has control.
          Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three and nine months ended September 30, 2010 decreased by $262,108 and $749,667, respectively, as compared to the corresponding periods in 2009. The decrease in brokerage fees is due to lower average adjusted net assets during the three and nine months ended September 30, 2010 as compared to the corresponding periods in 2009.
          Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and nine months ended September 30, 2010 decreased by $139,253 and $306,057, respectively, as compared to the corresponding periods in 2009. The decrease in management fees is due to lower average adjusted net assets as well as a temporary reduction in the management fee rate during the three and nine months ended September 30, 2010 as compared to the corresponding periods in 2009.
          Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the management agreement among the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three and nine months ended September 30, 2010 or 2009. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.
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
          Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2010, and the highest, lowest and average values during the three months ended September 30, 2010. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of September 30, 2010, the Partnership’s total capitalization was $33,374,750. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.
September 30, 2010
(Unaudited)

			Three Months Ended September 30, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$1,311,696	3.93%	$1,686,290	$867,991	$1,093,675
Energy	264,328	0.79%	310,318	173,691	229,392
Grains	1,093,250	3.28%	1,142,755	163,960	651,350
Interest Rates U.S.	173,800	0.52%	173,800	88,900	153,500
Interest Rates Non-U.S.	1,052,026	3.15%	1,195,001	666,913	937,349
Livestock	278,700	0.84%	395,900	183,300	228,850
Metals	1,197,179	3.59%	1,197,179	601,999	840,393
Softs	1,509,859	4.52%	1,510,711	453,205	1,048,689
Indices	1,675,030	5.02%	2,034,464	1,055,959	1,259,822

Total	$8,555,868	25.64%

*	Average of month-end Values at Risk.

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
          The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2010 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.
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
          There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.   Legal Proceedings
     There are no material changes to the discussion set forth under Part I, Item 3, “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010.
Item 1A.   Risk Factors
     There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and under Part II, Item 1A, “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and June 30, 2010.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
     For the three months ended September 30, 2010, there were additional sales of 850.7797 Redeemable Units totaling $1,203,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D.
     Proceeds of net offering were used for the trading of commodity interests, including futures contracts, options, forwards and swap contracts.
     The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of Shares
			of Shares (or Units)	(or Units) that
	(a) Total Number	(b) Average	Purchased as Part	May Yet Be
	of Shares	Price Paid per	of Publicly Announced	Purchased Under the
Period	(or Units) Purchased*	Share (or Unit)**	Plans or Programs	Plans or Programs
July 1, 2010 - July 31, 2010	989.9134	$1,340.60	N/A	N/A
August 1, 2010 - August 31, 2010	118.7524	$1,372.05	N/A	N/A
September 1, 2010 - September 30, 2010	414.1366	$1,516.76	N/A	N/A
	1,522.8024	$1,390.96

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on 15 days’ written notice to the General Partner. Under certain circumstances, the General Partner can compel redemption but to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day.
Item 3. Defaults Upon Senior Securities – None
Item 4. [Removed and Reserved]
Item 5. Other Information
      Effective September 15, 2010, the Advisor, in consultation with the General Partner, determined that it was appropriate to begin increasing the overall leverage of the Partnership assets traded pursuant to the Advisor’s Diversified 2XL Program (the “Program”) to 62.5% of the customary leverage utilized by the Program. By agreement between the Advisor and the General Partner, the leverage employed by the Program since July 12, 2010, has been approximately 50% of the customary leverage utilized by the Program. Effective October 12, 2010, the Advisor, in consultation with the General Partner, determined that it was appropriate to increase the overall leverage of the Partnership assets traded pursuant to the Program to 75% of the customary leverage utilized by the Program. The Advisor, in further consultation with the General Partner, will determine if, and at what time, the leverage may be further readjusted. Such adjustments to the leverage employed will not exceed 100% of the customary leverage utilized by the Advisor in the Program.
      Effective October 1, 2010, the Advisor agreed to reduce temporarily the management fee it receives from the Partnership to an annual rate of 1.5% of adjusted net assets. This temporary reduction of the management fee to an annual rate of 1.5% of adjusted net assets will remain in effect until October 31, 2010. Furthermore, effective November 1, 2010, the Advisor will receive a management fee from the Partnership equal to an annual rate of 2% of adjusted net assets.

Item 6. Exhibits

3.1	Second Amended and Restated Limited Partnership Agreement (filed as Exhibit 3.2 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

3.2	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of the State of New York (filed as Exhibit 3.1 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

(a)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated February 26, 1999 (filed as Exhibit 3.1(a) to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

(b)	Certificate of Change of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated January 31, 2000 (filed as Exhibit 3.2(g) to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(c)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated April 1, 2001 (filed as Exhibit 3.1(b) to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

(d)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 3.2(c) to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(e)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.1(c) to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

(f)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.2(e) to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(g)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 30, 2009 (filed as Exhibit 99.1(a) to current report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(h)	Certificate of Amendment of the Certificate of Limited Partnership dated June 30, 2010 (filed as Exhibit 3.2(h) to the Current Report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

10.1	Amended and Restated Management Agreement among the Partnership, the General Partner and Chesapeake Capital Corporation (filed as Exhibit 10.1 to the current report on Form 8-K filed on September 15, 2010 and incorporated herein by reference).

10.2	Second Amended and Restated Customer Agreement between the Partnership and Salomon Smith Barney Inc. (filed as Exhibit 10.2 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

10.3	Amended and Restated Agency Agreement between the Partnership, Smith Barney Futures Management LLC and Salomon Smith Barney Inc. (filed as Exhibit 10.3 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

10.4	Form of Subscription Agreement (filed as Exhibit 10.4 to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.5	Joinder Agreement among Citigroup Managed Futures LLC (the former name of the General Partner), Citigroup Global Markets Inc. and Morgan Stanley Smith Barney LLC (filed as Exhibit 10 to the quarterly report on Form 10-Q filed on August 14, 2009 and in corporated herein by reference).
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

TIDEWATER FUTURES FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Walter Davis

Walter Davis President and Director

Date:	November 12, 2010

By:	/s/ Jennifer Magro

Jennifer Magro Chief Financial Officer, Secretary and Director (Principal Accounting Officer)

Date:	November 12, 2010