Form 10-K
period 2010-12-31
TIDEWATER FUTURES FUND LP
filed 2011-03-31
CIK 1140509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
c/o Ceres Managed Futures LLC
522 Fifth Avenue — 14th Floor
New York, New York 10036

(Address and Zip Code of principal executive offices)
(212) 296-1999

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Limited Partnership Redeemable Units with an aggregate value of $38,124,904 were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second calendar month.
As of February 28, 2011, 16,977.2188 Limited Partnership Redeemable Units were outstanding.
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
     During the initial offering period (April 17, 1995 to July 1, 1995), the Partnership sold 5,111 redeemable units of limited partnership interest (“Redeemable Units”) at $1,000 per Redeemable Unit. The Partnership privately and continuously offers up to 150,000 Redeemable Units in the Partnership to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership. Subscriptions and redemptions of Redeemable Units and General Partner contributions and redemptions for the years ended December 31, 2010, 2009 and 2008 are reported in the Statements of Changes in Partners’ Capital on page 28 under “Item 8. Financial Statements and Supplementary Data.”
     Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns a minority equity interest in MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup. As of December 31, 2010, all trading decisions for the Partnership are made by the Advisor (defined below).
     For the period from July 12, 2010 through September 14, 2010, Chesapeake Capital Corporation (“Chesapeake” or the “Advisor”), in consultation with the General Partner, reduced temporarily the overall leverage of the Partnership’s assets traded pursuant to the Advisor’s Diversified 2XL Program (the “Program”) from 75% of the customary leverage utilized by the Program, to 50% of the customary leverage utilized by the Program. Effective September 15, 2010, the Advisor, in consultation with the General Partner, increased the overall leverage of the Partnership’s assets traded pursuant to the Program from 50% of the customary leverage utilized by the Program to 62.5% of the customary leverage utilized by the Program. Effective October 12, 2010, the Advisor, in consultation with the General Partner, increased the overall leverage of the Partnership assets traded pursuant to the Program to 75% of the customary leverage utilized by the Program. The Advisor, in further consultation with the General Partner, will determine if, and at what time, the leverage may be further readjusted. Such adjustments to the leverage employed will not exceed 100% of the customary leverage utilized by the Advisor in the Program.
     The Partnership’s trading of futures, forward and options contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with CGM.
     The Partnership will be liquidated upon the first of the following to occur: December 31, 2015; when the net asset value per Redeemable Unit decreases to less than $400 per Redeemable Unit as of the close of business on any business day, or under certain circumstances as defined in the Limited Partnership Agreement of the Partnership (the “Limited Partnership Agreement”).
     For the period January 1, 2010 through December 31, 2010, the approximate average market sector distribution for the Partnership was as follows:
     The General Partner has entered into a management agreement (the “Management Agreement”) with the Advisor, a registered commodity trading advisor, who will make all commodity trading decisions for the Partnership. A description of the trading activities and focus of the Advisor is included on page 7, under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Advisor is not affiliated with the General Partner or CGM. The Advisor is not responsible for the organization or operation of the Partnership.

     Pursuant to the terms of the Management Agreement, the Partnership is obligated to pay the Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets managed by the Advisor. Month-end Net Assets, for the purpose of calculating management fees, are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accrual, the monthly management fee and any redemptions or distributions as of the end of such month. For the period from August 1, 2010 through September 30, 2010, the Advisor reduced the management fee it receives from the Partnership from an annual rate of 2% of adjusted net assets to an annual rate of 1% of adjusted net assets. For the period from October 1, 2010 through October 31, 2010, the Advisor reduced the management fee it receives from the Partnership from an annual rate of 2% of adjusted net assets to an annual rate of 1.5% of adjusted net assets. The Management Agreement may be terminated upon notice by either party.
     In addition, the Partnership is obligated to pay the Advisor an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in the Management Agreement, earned by the Advisor for the Partnership during each calendar quarter. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.
     The Partnership has entered into a customer agreement (the “Customer Agreement”) with CGM which provides that the Partnership will pay CGM a monthly brokerage fee equal to 6.5% per year of month-end Net Assets, in lieu of brokerage fees on a per trade basis. Effective February 1, 2011, the Partnership reduced the monthly brokerage fee paid to CGM to 5.0% per year of month-end Net Assets. Month-end Net Assets, for the purpose of calculating brokerage fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage fees, incentive fee accrual, the monthly management fee and other expenses and any redemptions or distributions as of the end of such month. CGM will pay a portion of its brokerage fees to other properly registered selling agents and to financial advisors who have sold Redeemable Units. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. This fee may be increased or decreased at any time at CGM’s discretion upon written notice to the Partnership. The Partnership will pay for National Futures Association (“NFA”) fees, exchange fees, clearing fees, give-up fees, user fees and floor brokerage fees (collectively the “clearing fees”). All of the Partnership’s assets are deposited in the Partnership’s account at CGM. The Partnership’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. CGM will pay the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s brokerage account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.
     (b) Financial Information About Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2010, 2009, 2008, 2007 and 2006 is set forth under “Item 6. Selected Financial Data.” The Partnership’s Capital as of December 31, 2010 was $41,672,044.
     (c) Narrative Description of Business.
          See Paragraphs (a) and (b) above.
          (i) through (xii) — Not applicable.
          (xiii) — The Partnership has no employees.
     (d) Financial Information About Geographic Areas. The Partnership does not engage in sales of goods or services or own any long-lived assets, and therefore this item is not applicable.

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
     The Partnership is subject to numerous conflicts of interest including those that arise from the facts that:
     1. The General Partner and the Partnership’s commodity broker are affiliates;
     2. The Advisor, the Partnership’s commodity broker and their principals and affiliates may trade in commodity interests for their own accounts; and
     3. An investor’s financial advisor will receive ongoing compensation for providing services to the investor’s account.
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
     Regulatory changes could adversely affect the Partnership by restricting its markets or activities, limiting its trading and/or increasing the taxes to which investors are subject. Pursuant to the mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010, the Commodity Futures Trading Commission (“CFTC”) and the Securities and Exchange Commission (the “SEC”) may promulgate rules to regulate swaps dealers, require that swaps be traded on an exchange or swap execution facilities, mandate additional reporting and disclosure requirements and require that derivatives (such as those traded by the Partnership) be moved into central clearinghouses. These rules, if promulgated, may negatively impact the manner in which swap contracts are traded and/or settled and limit trading by speculators (such as the Partnership) in futures and over-the-counter markets.
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
Item 2. Properties.
     The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by MSSB Holdings.
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
     There have been no material administrative, civil or criminal actions within the past five years against CGM or any of its individual principals and no such actions are currently pending, except as follows.
Credit-Crisis-Related Litigation and Other Matters
     Citigroup and CGM continue to cooperate fully in response to subpoenas and requests for information from the SEC, FINRA, the Federal Housing Finance Agency, state attorneys general, the Department of Justice and subdivisions thereof, bank regulators, and other government agencies and authorities, in connection with various formal and informal inquiries concerning Citigroup’s subprime and other mortgage-related conduct and business activities, as well as other business activities affected by the credit crisis. These business activities include, but are not limited to, Citigroup’s sponsorship, packaging, issuance, marketing, servicing and underwriting of MBS and CDOs and its origination, sale or other transfer, servicing, and foreclosure of residential mortgages.
Subprime Mortgage-Related Litigation and Other Matters
      The SEC, among other regulators, is investigating Citigroup’s subprime and other mortgage-related conduct and business activities, as well as other business activities affected by the credit crisis, including an ongoing inquiry into Citigroup’s structuring and sale of CDOs. Citigroup is cooperating fully with the SEC’s inquiries.
      On July 29, 2010, the SEC announced the settlement of an investigation into certain of Citigroup’s 2007 disclosures concerning its subprime-related business activities. On October 19, 2010, the United States District Court for the District of Columbia entered a Final Judgment approving the settlement, pursuant to which Citigroup agreed to pay a $75 million civil penalty and to maintain certain disclosure policies, practices and procedures for a three-year period. Additional information relating to this action is publicly available in court filings under the docket number 10 Civ. 1277 (D.D.C.) (Huvelle, J.).
      The Federal Reserve Bank, the OCC and the FDIC, among other federal and state authorities, are investigating issues related to the conduct of certain mortgage servicing companies, including Citigroup affiliates, in connection with mortgage foreclosures. Citigroup is cooperating fully with these inquiries.
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
     (b) Holders. The number of holders of Redeemable Units as of December 31, 2010 was 516.
     (c) Distribution. The Partnership did not declare a distribution in 2010 or 2009. The Partnership does not intend to declare distributions in the forseeable future.
     (d) Securities Authorized for Issuance under Equity Compensation Plans. None.
     (e) Performance Graph. Not applicable
     (f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. For the year ended December 31, 2010, there were additional subscriptions of 1,353.3838 Redeemable Units totaling $2,106,000. For the year ended December 31, 2009, there were additional subscriptions of 1,526.6293 Redeemable Units totaling $2,841,000. For the year ended December 31, 2008, there were additional subscriptions of 4,082.4408 Redeemable Units totaling $7,390,000 and 521.2428 General Partner unit equivalents totaling $886,660.
     The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors, as described in Regulation D.
     Proceeds of net offering were used for the trading of commodity interests including futures contracts, options, and forward and swap contracts.
     (g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
     The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of
			of Redeemable Units	Redeemable
			Purchased as Part	Units that
	(a) Total Number	(b) Average	of Publicly	May Yet Be
	of Redeemable	Price Paid per	Announced	Purchased Under the
Period	Units Purchased*	Redeemable Unit**	Plans or Programs	Plans or Programs
October 1, 2010 - October 31, 2010	334.7442	$1,768.04	N/A	N/A
November 1, 2010 - November 30, 2010	442.9268	$1,563.17	N/A	N/A
December 1, 2010 - December 31, 2010	398.4020	$1,982.43	N/A	N/A

	1,176.0730	$1,763.51

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day.

Item 6. Selected Financial Data.
     Net realized and unrealized trading gains (losses), interest income, net income (loss), increase (decrease) in net asset value per unit and net asset value per unit for the years ended December 31, 2010, 2009, 2008, 2007 and 2006, and total assets at December 31, 2010, 2009, 2008, 2007 and 2006 were as follows:

	2010	2009	2008	2007	2006
Net realized and unrealized trading gains (losses), net of brokerage fees (including clearing fees) of $2,687,495, $3,565,935, $4,769,347, $5,850,002, and $4,830,155, respectively	$(1,353,930)	$1,032,616	$13,935,204	$(33,426,318)	$10,432,208
Interest income	$33,924	$38,284	$758,022	$3,077,631	$2,548,664

	$(1,320,006)	$1,070,900	$14,693,226	$(30,348,687)	$12,980,872

Net income (loss)	$(2,299,264)	$(192,757)	$13,050,579	$(35,224,227)	$9,007,334

Increase (decrease) in net asset value per unit	$(53.40)	$53.37	$330.33	$(817.81)	$319.88

Net asset value per unit	$1,982.43	$2,035.83	$1,982.46	$1,652.13	$2,469.94

Total assets	$42,918,567	$51,030,910	$67,349,349	$68,715,245	$86,061,702

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
     The General Partner manages all business of the Partnership. The General Partner has delegated its responsibility for the investment of the Partnership’s assets to Chesapeake. The General Partner employs a team of approximately 40 professionals whose primary emphasis is on attempting to maintain quality control among the advisors to the partnerships operated or managed by the General Partner. A full-time staff of due diligence professionals use proprietary technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provide processing of trading activity and reporting to limited partners and regulatory authorities. In selecting the Advisor for the Partnership, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor at any time.
     Responsibilities of the General Partner include:
•	due diligence examinations of the Advisor;

•	selection, appointment and termination of the Advisor;

•	negotiation of the management agreement; and

•	monitoring the activity of the Advisor.
     In addition, the General Partner prepares the books and records and provides the administrative and compliance services that are required by law or regulation, from time to time, in connection with the operation of the Partnership. These services include the preparation of required books and records and reports to limited partners, government agencies and regulators; computation of net asset value; calculation of fees; effecting subscriptions, redemptions and limited partner communications; and preparation of offering documents and sales literature.
     The General Partner seeks the best prices and services available in its commodity futures brokerage transactions.

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
     The Partnership does not engage in sales of goods or services. The Partnership’s assets are its equity in its trading account, consisting of cash and cash equivalents, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2010.
     To minimize the risk relating to low margin deposits, the Partnership follows certain trading policies, including:
(i)	The Partnership invests its assets only in commodity interests that the Advisor believes are traded in sufficient volume to permit ease of taking and liquidating positions. Sufficient volume, in this context, refers to a level of liquidity that the Advisor believes will permit it to enter and exit trades without noticeably moving the market.

(ii)	The Advisor will not initiate additional positions in any commodity if these positions would result in aggregate positions requiring a margin of more than 66 2/3% of the Partnership’s net assets allocated to the Advisor.

(iii)	The Partnership may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearinghouse, the physical commodity position is fully hedged.

(iv)	The Partnership does not employ the trading technique commonly known as “pyramiding,” in which the speculator uses unrealized profits on existing positions as margin for the purchases or sale of additional positions in the same or related commodities.

(v)	The Partnership does not utilize borrowings other than short-term borrowings if the Partnership takes delivery of any cash commodities.
(vi)	The Advisor may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Partnership. “Spreads” and “Straddles” describe commodity futures trading strategies involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets.

(vii)	The Partnership will not permit the churning of its commodity trading account. The term “churning” refers to the practice of entering and exiting trades with a frequency unwarranted by legitimate efforts to profit from the trades, driven by the desire to generate commission income.

     From January 1, 2010 through December 31, 2010, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 25.8%.
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
     The General Partner monitors and attempts to control the Partnership’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions. (See also “Item 8. Financial Statements and Supplementary Data” for further information on financial instrument risks included in the notes to the financial statements.)
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
     (ii) The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market movements in commodities are dependent upon fundamental and technical factors which the Advisors may or may not be able to identify, such as changing supply and demand relationships, weather, government agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, brokerage fees and advisory fees. The level of these expenses is dependent upon trading performance and the level of Net Assets maintained. In addition, the amount of interest income payable by CGM is dependent upon interest rates over which the Partnership has no control.
     No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem their Redeemable Units at the net asset value per Redeemable Unit as of the last day of any month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions generally are funded out of the Partnership’s cash holdings. For the year ended December 31, 2010, 4,641.7005 Redeemable Units were redeemed totaling $7,613,343 and 117.7745 General Partner unit equivalents were redeemed totaling $250,000. For the year ended December 31, 2009, 9,474.3926 Redeemable Units were redeemed totaling $17,224,525 and 812.0052 General Partner unit equivalents were redeemed totaling $1,486,124. For the year ended December 31, 2008, 11,348.7824 Redeemable Units were redeemed totaling $21,508,257.
     For the year ended December 31, 2010, there were additional subscriptions of 1,353.3838 Redeemable Units totaling $2,106,000. For the year ended December 31, 2009, there were additional subscriptions of 1,526.6293 Redeemable Units totaling $2,841,000. For the year ended December 31, 2008, there were additional subscriptions of 4,082.4408 Redeemable Units totaling $7,390,000 and 521.2428 General Partner unit equivalents totaling $886,660.

     (c) Results of Operations.
     For the year ended December 31, 2010, the net asset value per unit decreased 2.6% from $2,035.83 to $1,982.43. For the year ended December 31, 2009, the net asset value per unit increased 2.7% from $1,982.46 to $2,035.83. For the year ended December 31, 2008, the net asset value per unit increased 20.0% from $1,652.13 to $1,982.46.
     The Partnership experienced a net trading gain of $1,333,565 before brokerage fees and expenses for the year ended December 31, 2010. Gains were primarily attributable to the trading of commodity futures in grains, U.S. and non-U.S. interest rates and metals and were partially offset by losses in currencies, energy, indices, livestock and softs. The net trading gain (or loss) realized from the Partnership is disclosed on page 27 under “Item 8. Financial Statements and Supplementary Data.”
     Most of the financial risk assets recovered well in 2010 due to expansionary monetary and fiscal policies adopted by most central banks. However, this recovery came amidst global unrest due to geographically localized crises such as European sovereign debt crisis and inflationary headwinds in emerging markets. Global weather conditions also played a significant role in 2010 in affecting commodity prices. Many agricultural products remained at record level prices as extreme weather conditions such as drought, floods and winter storms affected production.
     The Partnership was profitable in the agricultural sector, interest rates and metals; while registering losses in currencies, the energy sector and equity indices.
     In the agricultural sector, products such as corn, cotton and coffee reached record price levels. In the case of cotton, prices reached 140-year highs. Extreme weather conditions in some of the biggest exporters of these products significantly disrupted the global supply. Several exporting countries even imposed an export ban to meet the internal demand. The Partnership capitalized on the strong trends in such agricultural products and remained profitable in this sector.
     In metals, the Partnership was profitable in precious metals as they reached record price levels. Precious metals such as gold and silver appealed to many investors as both inflation hedges and a flight to quality.
     In interest rates, the Partnership recorded gains in both U.S. and non-U.S. interest rates. The Federal Reserve kept U.S. interest rates at historically low levels amid a consistently high unemployment rate at above 9%. Also, as the European debt crisis seemed to engulf several countries, most notably Greece and Ireland, investors flocked to U.S. and German bonds as a flight to quality. Thus the yields remained at historically low levels reaffirming the trend from earlier year.
     In currencies, the Partnership registered modest losses, mostly from European currencies such as the euro, British pound and other emerging countries in the region. As the European debt crisis loomed, the euro dropped to some of the lowest levels against the U.S. dollar. Concerns over economic growth in U.K. led to weakening of the British pound.
     In equity indices, the Partnership recorded losses earlier in the year as global equities sharply corrected. The European debt crisis and “Flash crash” of equities on May 6th came around the time that many economists were actively discussing the possibility of a double dip recession. Equity indices recovered from the lowest levels following the announcement of a European Union bailout of troubled nations within the European Union. Also, later in the year, the U.S. Federal Reserve announced a second round of quantitative easing which seemed to increase the appetite for risk assets.
     The Partnership registered losses in the energy sector, primarily from crude oil and other derivatives as oil remained range bound on concerns over global economic growth. The oil market remained very volatile through most of the year and reacted sharply to global events and economic factors.
     The Partnership experienced a net trading gain of $4,598,551 before brokerage fees and expenses for the year ended December 31, 2009. Gains were primarily attributable to the trading of commodity futures in indices, livestock, metals and softs and were partially offset by losses in currencies, energy, grains and U.S. and non-U.S. interest rates.
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
     In currencies, the Partnership registered losses as the U.S. dollar reversed the strong trend earlier in the year and started weakening against the other major currencies. Trading in Japanese yen and cross rates contributed to these losses following speculation that the Japanese government may interfere in the markets to reverse a strong Japanese yen. In the energy sector, most of the products did not exhibit any strong trends and mostly remained range bound after the reversals earlier in the year. This pattern of sharp reversal followed by non-directional volatility attributed to the losses in this sector. Losses were also seen in the fixed-income sector. With the economic backdrop of 2008, yields started to exhibit asymmetric volatility due to extreme uncertainty prevailing in the longer time horizon. Encouraged by the continuing fiscal and monetary efforts of the U.S. government to stabilize the economy, the markets finally began to recover. In agricultural commodities, losses were realized primarily in wheat. The price of wheat unexpectedly rallied in October, as cold and wet weather conditions threatened to delay harvest.
     In livestock, the Partnership was profitable in hogs and cattle futures trading. The Partnership recorded gains in the metals sector primarily from zinc, copper and gold. Investors across the world chose to buy gold through ETFs and bullion as a hedge against inflation, driven by the massive monetary influx of the central banks. In softs, modest gains were recorded as the strong gains in sugar offset the losses in coffee. In stock indices, strong trends emerged in the second quarter after the lows of March 2009. The Partnership was favorably positioned to capitalize on these trends and recover the losses from the sharp reversals
     Interest income on 80% of the average daily equity maintained in cash in the Partnership’s brokerage account was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income for the three months ended December 31, 2010 increased by $6,351 as compared to the corresponding period in 2009. The increase in interest income is primarily due to higher U.S. Treasury Bill rates for the Partnership during the three months ended December 31, 2010, as compared to the corresponding period in 2009. Interest income for the twelve months ended December 31, 2010 decreased by $4,360 as compared to the corresponding period in 2009. The decrease in interest income is primarily due to lower average daily equity maintained in cash for the Partnership during the twelve months ended December 31, 2010, as compared to the corresponding period in 2009. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s accounts and upon interest rates over which neither the Partnership nor CGM has control.
     Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three and twelve months ended December 31, 2010 decreased by $128,773 and $878,440, respectively as compared to the corresponding periods in 2009. The decrease in brokerage fees is due to lower average adjusted net assets during the three and twelve months ended December 31, 2010, as compared to the corresponding periods in 2009.
     Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three and twelve months ended December 31, 2010 decreased by $60,394 and $366,451 respectively as compared to the corresponding periods in 2009. The decrease in management fees is due to lower average adjusted net assets as well as a temporary reduction in the management fee rate for the three and twelve months ended December 31, 2010, as compared to the corresponding periods in 2009.
     Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the management agreement among the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three and twelve months ended December 31, 2010 or 2009. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.
     The Partnership pays professional fees, which generally include legal and accounting expenses. Professional fees for the years ended December 31, 2010 and 2009 were $252,552 and $145,186, respectively.
     The Partnership pays other expenses, which generally include filing, reporting and data processing fees. Other expenses for the years ended December 31, 2010 and 2009 were $18,875 and $44,189, respectively.
     The Partnership experienced a net trading gain of $18,704,551 before brokerage fees and expenses for the year ended December 31, 2008. Gains were primarily attributable to the trading of commodity futures in currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock and softs and were partially offset by losses in metals.
     In 2008, the liquidity crisis that began in 2007 rapidly spread to all corners of the globe, significantly pushing down global economic growth and presenting the economies with some of the hardest challenges since the Great Depression. During the year, the world’s credit markets virtually seized up, commodity prices plunged and most major equity indices declined dramatically, while some of the largest U.S. financial institutions were under pressure. Faced with unprecedented and rapid deterioration in economic data and outlook, and fearing a snowball adverse effect of the credit crunch, global central banks reacted with aggressive campaigns of interest rate cuts and coordinated capital injections. As the markets re-priced the cost of risk, several strong trends emerged. The Partnership strongly capitalized on the trends and was profitable in currencies, energy, grains, interest rates, agricultural softs and stock indices while some losses were seen in the metals sector.
     The Partnership was well positioned to capitalize on the strong trends that emerged in the currencies and realized gains for the year. The U.S. dollar was relatively strong compared with most of the other developed economy currencies. The euro was put to its first major test since its inception. The UK, Germany and France continued to show weak growth earlier in the year and as the situations worsened in the latter part of the year, these countries officially entered recession. The Japanese yen remained an exception and showed extraordinary strength as the carry trade reversed.
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
     The Partnership was profitable in the interest rates sector as the yields on shorter end of the yield curve dropped to almost unphysical levels. Short term U.S. Treasury bills were in such high demand due to flight-to-quality that the yields dropped below zero. While the 10-year U.S. Treasury bill yielded on an average between 3.5%-4% for most of the year, the yield dropped to 2% in December. Non-U.S. interest rates also showed tremendous volatility as the rates dropped precipitously due to the actions of the central banks.
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
     Partnership’s Fair Value Measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. Accounting principles generally accepted in the United States of America (“GAAP”) also requires the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that based on available information in the marketplace, the Partnership’s Level 1 assets and liabilities are actively traded.
      The Partnership will separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and makes disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.
     The Partnership considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the years ended December 31, 2010 and 2009, the Partnership did not hold any derivative instruments for which market quotations are not readily available and that are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

     Futures Contracts. The Partnership trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership each business day, depending on the daily fluctuations in the value of the underlying instruments, and are recorded as unrealized gains or losses by the Partnership. When the contract is closed, the Partnership records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.
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
     “Value at Risk” is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership’s experience to date (i.e., “risk of ruin”). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership’s losses in any market sector will be limited to Value at Risk or by the Partnership’s attempts to manage its market risk.

     Materiality as used in this section, “Quantitative and Qualitative Disclosures About Market Risk,” is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Partnership’ market sensitive instruments.
Quantifying the Partnership’s Trading Value at Risk
     The following quantitative disclosures regarding the Partnership’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor except for statements of historical fact (such as the terms of particular contracts and the number of market risk sensitive instruments held during or at the end of the reporting period).
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
The Partnership’s Trading Value at Risk in Different Market Sectors
     Value at risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2010 and December 31, 2009, and the highest, lowest and average values during the years. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of December 31, 2010, the Partnership’s total capitalization was $41,672,044.

December 31, 2010

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$1,249,666	3.00%	$2,057,069	$867,991	$1,472,045
Energy	661,702	1.59%	1,012,471	173,691	554,668
Grains	1,104,950	2.65%	1,637,000	163,960	815,322
Indices	2,432,046	5.84%	14,744,438	1,055,959	3,158,056
Interest Rates U.S.	108,900	0.26%	196,300	58,400	123,815
Interest Rates Non-U.S.	697,780	1.67%	1,302,981	634,429	888,963
Livestock	208,500	0.50%	495,950	23,373	257,388
Metals	1,124,452	2.70%	2,458,619	601,999	1,466,625
Softs	1,513,817	3.63%	2,103,301	309,772	1,229,004

Total	$9,101,813	21.84%

*	Annual average of month-end Value at Risk
     As of December 31, 2009, the Partnership’s total capitalization was $49,728,651.
December 31, 2009

		% of Total	High	Low	Average *
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk
Currencies	$1,560,855	3.14%	$2,702,662	$981,058	$1,639,412
Energy	847,200	1.70%	847,200	818,450	832,825
Grains	661,600	1.33%	1,773,405	2,700	465,577
Indices	4,056,121	8.16%	4,480,840	750	1,437,215
Interest Rates U.S.	104,780	0.21%	309,600	104,780	175,972
Interest Rates Non-U.S.	777,428	1.56%	1,174,913	368,305	743,464
Livestock	170,500	0.34%	287,550	170,500	215,010
Metals	2,136,825	4.30%	2,136,825	163,719	915,090
Softs	1,798,631	3.62%	1,820,696	364,345	1,037,627

Total	$12,113,940	24.36%

*	Annual average of month-end Value at Risk
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
     The following were the primary trading risk exposures of the Partnership as of December 31, 2010, by market sector.
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
     Stock Indices. The Partnership’s primary equity exposure is to equity price risk in the G-8 countries. The stock index futures traded by the Partnership are limited to futures on broadly based indices. As of December 31, 2010, the Partnership’s primary exposures were in the EUREX and Chicago Mercantile Exchange stock indices. The General Partner anticipates little, if any, trading in non-G-8 stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being “whipsawed” into numerous small losses.)
     Metals. The Partnership’s primary metal market exposure is to fluctuations in the price of gold, silver, nickel, zinc, copper and aluminum.
     Softs. The Partnership’s primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Cocoa, coffee and sugar accounted for the substantial bulk of the Partnership’s commodity exposure as of December 31, 2010.
  Qualitative Disclosures Regarding Non-Trading Risk Exposure
     The following were the only non-trading risk exposures of the Partnership as of December 31, 2010.
     Foreign Currency Balances. The Partnership’s primary foreign currency balances are in Japanese yen, euro and Swiss francs. The Advisor regularly converts foreign currency balances to U.S. dollars in an attempt to control the Partnership’s non-trading risk.
  Qualitative Disclosures Regarding Means of Managing Risk Exposure
     The General Partner monitors and attempts to control the Partnership’s risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership may be subject.
     The General Partner monitors the Partnership’s performance and the concentration of its open positions, and consults with the Advisor concerning the Partnership’s overall risk profile. If the General Partner felt it necessary to do so, the General Partner could require the Advisor to close out positions as well as enter positions traded on behalf of the Partnership. However, any such intervention would be a highly unusual event. The General Partner primarily relies on the Advisor’s own risk control policies while maintaining a general supervisory overview of the Partnership’s market risk exposures.

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

Item 8. Financial Statements and Supplementary Data.
TIDEWATER FUTURES FUND L.P.
The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Reports of Independent Registered Public Accounting Firms, for the years ended December 31, 2010, 2009, and 2008; Statements of Financial Condition at December 31, 2010 and 2009; Condensed Schedules of Investments at December 31, 2010 and 2009; Statements of Income and Expenses for the years ended December 31, 2010, 2009, and 2008; Statements of Changes in Partners’ Capital for the years ended December 2010, 2009, and 2008; and Notes to Financial Statements.

To the Limited Partners of
Tidewater Futures Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Walter Davis
President and Director
Ceres Managed Futures LLC
General Partner,
Tidewater Futures Fund L.P.

Ceres Managed Futures LLC
522 Fifth Avenue
14th Floor
New York, N.Y. 10036
212-296-1999

Management’s Report on Internal Control Over
Financial Reporting

The management of Tidewater Futures Fund L.P. (the Partnership), Ceres Managed Futures LLC, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a – 15(f) and 15d – 15(f) under the Securities Exchange Act of 1934 and for our assessment of internal control over financial reporting. The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Partnership’s internal control over financial reporting includes those policies and procedures that:

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

The management of Tidewater Futures Fund L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2010 based on the criteria referred to above.

Walter Davis President and Director Ceres Managed Futures LLC General Partner, Tidewater Futures Fund L.P.	Jennifer Magro Chief Financial Officer and Director Ceres Managed Futures LLC General Partner, Tidewater Futures Fund L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of
Tidewater Futures Fund L.P.:
We have audited the accompanying statements of financial condition of Tidewater Futures Fund L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2010 and 2009, and the related statements of income and expenses, and changes in partners’ capital for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Partnership for the year ended December 31, 2008 were audited by other auditors whose report, dated March 26, 2009, expressed an unqualified opinion on those statements.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such 2010 and 2009 financial statements present fairly, in all material respects, the financial position of Tidewater Futures Fund L.P. as of December 31, 2010 and 2009, and the results of its operations and its changes in partners’ capital for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
New York, New York
March 23, 2011

Report of Independent Registered Public Accounting Firm
To the Partners of
Tidewater Futures Fund L.P.:
In our opinion, the accompanying statement of income and expenses, and statement of changes in partners’ capital present fairly, in all material respects, the financial position of Tidewater Futures Fund L.P. (formerly known as Smith Barney Tidewater Futures Fund L.P.) at December 31, 2008 and the results of its operations for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Partnership’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
/s/ PricewaterhouseCoopers LLP
New York, New York
March 26, 2009

Tidewater Futures Fund L.P.
Statements of Financial Condition
December 31, 2010 and 2009

	2010	2009

Assets:
Equity in trading account:
Cash (Note 3c)	$25,519,706	$32,781,935
Cash margin (Note 3c)	10,943,883	13,348,704
Net unrealized appreciation on open futures contracts	6,452,412	3,623,720
Net unrealized appreciation on open forward contracts	—	1,276,029

	42,916,001	51,030,388
Interest receivable (Note 3c)	2,566	522

Total assets	$42,918,567	$51,030,910

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$56,461	$—
Accrued expenses:
Brokerage fees (Note 3c)	232,170	276,417
Management fees (Note 3b)	70,888	84,470
Professional fees	82,874	46,499
Other	14,326	25,928
Redemptions payable (Note 5)	789,804	868,945

Total liabilities	1,246,523	1,302,259

Partners’ Capital (Notes 1 and 5):
General Partner, 281.2556 and 399.0301 unit equivalents outstanding at December 31, 2010 and 2009, respectively	557,570	812,357
Limited Partners, 20,739.3934 and 24,027.7101 Redeemable Units outstanding at December 31, 2010 and 2009, respectively	41,114,474	48,916,294

Total partners’ capital	41,672,044	49,728,651

Total liabilities and partners’ capital	$42,918,567	$51,030,910

Net asset value per unit	$1,982.43	$2,035.83

See accompanying notes to financial statements.

Tidewater Futures Fund L.P.
Condensed Schedule of Investments
December 31, 2010

	Number of		% of Partners’
	Contracts	Fair Value	Capital

Futures Contracts Purchased
Currencies	251	$672,219	1.61%
Energy	239	200,124	0.48
Grains	562	2,286,361	5.49
Indices	782	392,394	0.94
Interest Rates U.S.	58	(227,140)	(0.54)
Interest Rates Non-U.S.	700	(2,789)	(0.01)
Livestock	201	421,367	1.01
Metals	57	749,650	1.80
Softs	353	1,766,647	4.24

Total futures contracts purchased		6,258,833	15.02

Futures Contracts Sold
Currencies	238	718,098	1.72
Indices	2	6,214	0.02
Interest Rates Non-U.S.	92	(14,145)	(0.03)
Softs	259	(516,588)	(1.24)

Total futures contracts sold		193,579	0.47

Unrealized Appreciation on Open Forward Contracts
Metals	133	1,063,713	2.55

Total unrealized appreciation on open forward contracts		1,063,713	2.55

Unrealized Depreciation on Open Forward Contracts
Metals	121	(1,120,174)	(2.69)

Total unrealized depreciation on open forward contracts		(1,120,174)	(2.69)

Total fair value		$6,395,951	15.35%

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

Tidewater Futures Fund L.P.
Statements of Income and Expenses
for the years ended
December 31, 2010, 2009 and 2008

	2010	2009	2008

Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	$(162,637)	$2,601,999	$19,354,323
Change in net unrealized gains (losses) on open contracts	1,496,202	1,996,552	(649,772)

Gain (loss) from trading, net	1,333,565	4,598,551	18,704,551
Interest income (Note 3c)	33,924	38,284	758,022

Total income (loss)	1,367,489	4,636,835	19,462,573

Expenses:
Brokerage fees including clearing fees (Note 3c)	2,687,495	3,565,935	4,769,347
Management fees (Note 3b)	778,084	1,074,282	1,423,171
Professional fees	252,552	145,186	168,684
Other	18,875	44,189	50,792

Total expenses	3,737,006	4,829,592	6,411,994

Management fees waived (Note 3b)	(70,253)	—	—

Net expenses	3,666,753	4,829,592	6,411,994

Net income (loss)	$(2,299,264)	$(192,757)	$13,050,579

Net income (loss) per unit (Note 6)	$(53.40)	$53.37	$330.33

Weighted average units outstanding	23,013.2035	28,947.5633	37,749.3594

See accompanying notes to financial statements.

Tidewater Futures Fund L.P.
Statements of Changes in Partners’ Capital
for the years ended
December 31, 2010, 2009 and 2008

	Limited	General
	Partners	Partner	Total

Partners’ Capital at December 31, 2007	$64,832,448	$1,139,627	$65,972,075
Net income (loss)	12,676,037	374,542	13,050,579
Subscriptions of 4,082.4408 Redeemable Units and 521.2428 General Partner unit equivalents	7,390,000	886,660	8,276,660
Redemptions of 11,348.7824 Redeemable Units	(21,508,257)	—	(21,508,257)

Partners’ Capital at December 31, 2008	63,390,228	2,400,829	65,791,057
Net income (loss)	(90,409)	(102,348)	(192,757)
Subscriptions of 1,526.6293 Redeemable Units	2,841,000	—	2,841,000
Redemptions of 9,474.3926 Redeemable Units and 812.0052 General Partner unit equivalents	(17,224,525)	(1,486,124)	(18,710,649)

Partners’ Capital at December 31, 2009	48,916,294	812,357	49,728,651
Net income (loss)	(2,294,477)	(4,787)	(2,299,264)
Subscriptions of 1,353.3838 Redeemable Units	2,106,000	—	2,106,000
Redemptions of 4,641.7005 Redeemable Units and 117.7745 General Partner unit equivalents	(7,613,343)	(250,000)	(7,863,343)

Partners’ Capital at December 31, 2010	$41,114,474	$557,570	$41,672,044

Net asset value per unit:

2008:	$1,982.46

2009:	$2,035.83

2010:	$1,982.43

See accompanying notes to financial statements.

Tidewater Futures Fund L.P.
Notes to Financial Statements
December 31, 2010

1.	Partnership Organization:

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns a minority equity interest in MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup. As of December 31, 2010, all trading decisions for the Partnership are made by the Advisor (defined below).

For the period from July 12, 2010 through September 14, 2010, Chesapeake Capital Corporation (the “Advisor”), in consultation with the General Partner, reduced temporarily the overall leverage of the Partnership’s assets traded pursuant to the Advisor’s Diversified 2XL Program (the “Program”) from 75% of the customary leverage utilized by the Program, to 50% of the customary leverage utilized by the Program. Effective September 15, 2010, the Advisor, in consultation with the General Partner, increased the overall leverage of the Partnership’s assets traded pursuant to the Program from 50% of the customary leverage utilized by the Program to 62.5% of the customary leverage utilized by the Program. Effective October 12, 2010, the Advisor, in consultation with the General Partner, increased the overall leverage of the Partnership assets traded pursuant to the Program to 75% of the customary leverage utilized by the Program. The Advisor, in further consultation with the General Partner, will determine if, and at what time, the leverage may be further readjusted. Such adjustments to the leverage employed will not exceed 100% of the customary leverage utilized by the Advisor in the Program.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of its initial capital contribution and profits, if any, net of distributions.

The Partnership will be liquidated upon the first to occur of the following: December 31, 2015; when the net asset value of a Redeemable Unit decreases to less than $400 per Redeemable Unit as of the close of business on any business day; or under certain circumstances as defined in the limited partnership agreement of the Partnership (the “Limited Partnership Agreement”).

2.	Accounting Policies:

a.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

Tidewater Futures Fund L.P.
Notes to Financial Statements
December 31, 2010

b.	Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows.

c.	Partnership’s Investments. All commodity interests (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses.

Partnership’s Fair Value Measurements.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. GAAP also requires the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that based on available information in the marketplace, the Partnership’s Level 1 assets and liabilities are actively traded.

The Partnership will separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and makes disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.

The Partnership considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the years ended December 31, 2010 and 2009, the Partnership did not hold any derivative instruments for which market quotations are not readily available and that are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). The

Tidewater Futures Fund L.P.
Notes to Financial Statements
December 31, 2010

gross presentation of the fair value of the Partnership’s derivatives by instrument type is shown in Note 4, “Trading Activities”.

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	12/31/2010	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Futures	$6,452,412	$6,452,412	$—	$—

Total assets	6,452,412	6,452,412	—	—

Liabilities
Forwards	56,461	56,461	—	—

Total liabilities	56,461	56,461	—	—

Total fair value	$6,395,951	$6,395,951	$—	$—

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	12/31/2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Futures	$3,623,720	$3,623,720	$—	$—
Forwards	1,276,029	1,276,029	—	—

Total assets	4,899,749	4,899,749	—	—

Total fair value	$4,899,749	$4,899,749	$—	$—

d.	Futures Contracts. The Partnership trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership each business day, depending on the daily fluctuations in the value of the underlying instruments, and are recorded as unrealized gains or losses by the Partnership. When the contract is closed, the Partnership records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

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

Tidewater Futures Fund L.P.
Notes to Financial Statements
December 31, 2010

changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses.

f.	Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses.

GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements and requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements.

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. Generally, the 2007 through 2010 tax years remain subject to examination by U.S. federal and most state tax authorities. Management does not believe that there are any uncertain tax positions that require recognition of a tax liability.

g.	Subsequent Events. Management of the Partnership evaluates events that occur after the balance sheet date but before financial statements are filed. Management has assessed the subsequent events through the date of filing and determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

h.	Net Income (Loss) per Unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 6, “Financial Highlights”.

3.	Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Partnership including selecting one or more advisors to make trading decisions for the Partnership.

b.	Management Agreement:

The General Partner, on behalf of the Partnership, has entered into a management agreement (the “Management Agreement”) with the Advisor, a registered commodity trading advisor. The Advisor is not affiliated with the General Partner or CGM and is not responsible for the organization or operation of the Partnership. As compensation for services, the Partnership is obligated to pay the Advisor a monthly management fee of 1/6 of 1% (2% per year) of month-end Net Assets managed by the Advisor. Month-end Net Assets, for the purpose of calculating management fees, are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accrual, the monthly management fee and any redemptions or distributions as of the end of such month. For the period from August 1, 2010 through September 30, 2010, the Advisor reduced the management fee it receives from the Partnership from an annual rate of 2% of adjusted net assets to an annual rate of 1% of adjusted net assets. For the period from October 1, 2010 through October 31, 2010, the Advisor reduced the management fee it receives from the Partnership from an annual rate of 2% of adjusted net assets to an annual rate of 1.5% of adjusted net assets. The Management Agreement may be terminated upon notice by either party.

In addition, the Partnership is obligated to pay the Advisor an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in the Management Agreement, earned by the Advisor for the Partnership during each calendar quarter. The Advisor will not be paid incentive

Tidewater Futures Fund L.P.
Notes to Financial Statements
December 31, 2010

fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership to the trading advisor, the General Partner considers past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the trading advisor and may allocate the assets to additional advisors at any time.

c.	Customer Agreement:

The Partnership has entered into a customer agreement (the “Customer Agreement”) with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Partnership’s account in accordance with orders placed by the Advisor. The Partnership is obligated to pay a monthly brokerage fee to CGM equal to 6.5% per year of month-end Net Assets, in lieu of brokerage fees on a per trade basis. Effective February 1, 2011, the Partnership reduced the monthly brokerage fee paid to CGM to 5.0% per year of month-end Net Assets. Month-end Net Assets, for the purpose of calculating brokerage fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage fees, management fee, incentive fee accrual and other expenses and any redemptions or distributions as of the end of such month. CGM will pay a portion of its brokerage fees to other properly registered selling agents and to financial advisors who have sold Redeemable Units. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. This fee may be increased or decreased at any time at CGM’s discretion upon written notice to the Partnership. The Partnership will pay for National Futures Association fees, exchange, clearing, user, give-up and floor brokerage fees (collectively the “clearing fees”). All of the Partnership’s assets are deposited in the Partnership’s account at CGM. The Partnership’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2010 and 2009, the amount of cash held for margin requirements was $10,943,883 and $13,348,704, respectively. CGM will pay the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s brokerage account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement may be terminated upon notice by either party.

4.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses.

The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures and forward contracts. The Partnership nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition.

All of the commodity interests owned by the Partnership are held for trading purposes. The average number of futures contracts traded for the years ended December 31, 2010 and 2009 based on a monthly calculation, were 4,217 and 2,502, respectively. The average number of metals forward contracts traded for the years ended December 31, 2010 and 2009 based on a monthly calculation, were 282 and 113, respectively. In prior year, the average contracts were based on a quarterly and not a monthly calculation. The amounts for the year ended December 31, 2009 have been revised accordingly.

Tidewater Futures Fund L.P.
Notes to Financial Statements
December 31, 2010

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions.

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of December 31, 2010 and 2009.

Assets	December 31, 2010
Futures Contracts
Currencies	$1,561,451
Energy	296,607
Grains	2,286,361
Indices	538,181
Interest Rates Non-U.S.	77,000
Livestock	421,367
Metals	749,650
Softs	1,788,112

Total unrealized appreciation on open futures contracts	$7,718,729

Liabilities
Futures Contracts
Currencies	$(171,134)
Energy	(96,483)
Indices	(139,573)
Interest Rates U.S.	(227,140)
Interest Rates Non-U.S.	(93,934)
Softs	(538,053)

Total unrealized depreciation on open futures contracts	$(1,266,317)

Net unrealized appreciation on open futures contracts	$6,452,412 *

Assets
Forward Contracts
Metals	$1,063,713

Total unrealized appreciation on open forward contracts	$1,063,713

Liabilities
Forward Contracts
Metals	$(1,120,174)

Total unrealized depreciation on open forward contracts	$(1,120,174)

Net unrealized depreciation on open forward contracts	$(56,461)**

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” on the Statements of Financial Condition.

Tidewater Futures Fund L.P.
Notes to Financial Statements
December 31, 2010

Assets	December 31, 2009
Futures Contracts
Currencies	$480,338
Energy	1,173,441
Grains	328,415
Interest Rates U.S.	5,023
Interest Rates Non-U.S.	20,069
Indices	1,983,702
Livestock	7,030
Softs	2,690,297

Total unrealized appreciation on open futures contracts	$6,688,315

Liabilities
Futures Contracts
Currencies	$(1,104,957)
Grains	(69,445)
Interest Rates U.S.	(238,297)
Interest Rates Non-U.S.	(454,860)
Indices	(11,198)
Livestock	(113,388)
Metals	(898,300)
Softs	(174,150)
Total unrealized depreciation on open futures contracts	$(3,064,595)

Net unrealized appreciation on open futures contracts	$3,623,720 *

Assets
Forward Contracts
Metals	$1,510,523

Total unrealized appreciation on open forward contracts	$1,510,523

Liabilities
Forward Contracts
Metals	$(234,494)

Total unrealized depreciation on open forward contracts	$(234,494)

Net unrealized appreciation on open forward contracts	$1,276,029 **

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” on the Statements of Financial Condition.

Tidewater Futures Fund L.P.
Notes to Financial Statements
December 31, 2010

The following tables indicate the trading gains and losses, by market sector, on derivative instruments for the years ended December 31,2010 and 2009.

	December 31,	December 31,
	2010	2009
	Gain (Loss)	Gain (Loss)
Sector	from Trading	from Trading

Currencies	$(296,465)	$(3,328,709)
Energy	(2,214,938)	(466,919)
Grains	2,585,561	(1,553,269)
Indices	(540,389)	4,538,302
Interest Rates U.S.	564,696	(859,153)
Interest Rates Non-U.S.	1,787,049	(1,883,874)
Livestock	(1,003,769)	996,379
Metals	1,608,449	2,647,029
Softs	(1,156,629)	4,508,765

Total	$1,333,565 ***	$4,598,551 ***

***	This amount is in “Gain (loss) from trading, net” on the Statements of Income and Expenses.

5.	Subscriptions, Distributions and Redemptions:

Subscriptions are accepted monthly from investors and they become limited partners on the first day of the month after their subscription is processed. Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A limited partner may require the Partnership to redeem their Redeemable Units at their net asset value per Redeemable Unit as of the last day of any month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions.

6.	Financial Highlights:

Changes in the net asset value per unit for the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010	2009		2008

Net realized and unrealized gains (losses)*	$(12.29)	$95.04		$354.47
Interest income	1.48	1.28		19.42
Expenses**	(42.59)	(42.95)		(43.56)

Increase (decrease) for the year	(53.40)	53.37	***	330.33
Net asset value per unit, beginning of year	2,035.83	1,982.46		1,652.13

Net asset value per unit, end of year	$1,982.43	$2,035.83		$1,982.46

*	Includes brokerage fees.

**	Excludes brokerage fees.

***	The increase in the net asset value per unit while the Partnership incurred a net loss for the year ended December 31, 2009 is due to the timing of subscriptions and redemptions of units throughout the year.

Tidewater Futures Fund L.P.
Notes to Financial Statements
December 31, 2010

	2010		2009	2008

Ratios to average net assets:
Net investment income (loss) before incentive fees****	(9.3)%		(9.1)%	(8.1)%

Operating expenses	9.4	%*****	9.2%	9.2%
Incentive fees	—%		—%	—%

Total expenses	9.4%		9.2%	9.2%

Total return:
Total return before incentive fees	(2.6)%		2.7%	20.0%
Incentive fees	—%		—%	—%

Total return after incentive fees	(2.6)%		2.7%	20.0%

****	Interest income less total expenses.

*****	Percentages are after management fee waivers. The Advisor voluntarily waived a portion of the management fee (equal to 0.2% per year of adjusted net assets).

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

Tidewater Futures Fund L.P.
Notes to Financial Statements
December 31, 2010

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

The General Partner monitors and attempts to control the Partnership’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Partnership’s business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for the years ended December 31, 2010 and 2009 are summarized below:

	For the period from	For the period from	For the period from	For the period from
	October 1, 2010 to	July 1, 2010 to	April 1, 2010 to	January 1, 2010 to
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Net realized and unrealized trading gains (losses) net of brokerage fees and clearing fees including interest income	$10,316,597	$1,934,499	$(13,432,393)	$(138,709)

Net income (loss)	$10,048,309	$1,725,293	$(13,671,008)	$(401,858)
Increase (decrease) in net asset value per unit	$465.67	$80.67	$(587.85)	$(11.89)

	For the period from	For the period from	For the period from	For the period from
	October 1, 2009 to	July 1, 2009 to	April 1, 2009 to	January 1, 2009 to
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Net realized and unrealized trading gains (losses) net of brokerage fees and clearing fees including interest income	$2,879,321	$6,272,425	$(6,298,233)	$(1,782,613)

Net income (loss)	$2,642,139	$6,027,105	$(6,646,885)	$(2,215,116)
Increase (decrease) in net asset value per unit	$107.25	$227.55	$(213.24)	$(68.19)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     PricewaterhouseCoopers LLP (“PwC”) was previously the principal accountant for the Partnership through July 22, 2009. On July 22, 2009, PwC was dismissed as principal accountant and on July 23, 2009 Deloitte & Touche LLP (“Deloitte”) was engaged as the independent registered public accounting firm. The decision to change accountants was approved by the General Partner of the Partnership.
     In connection with the audit of the fiscal year ended December 31, 2008, and through July 22, 2009, there were no disagreements with PwC, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference thereto in their report on the financial statements for the corresponding year.
     The respective report of PwC on the financial statements of the Partnership as of and for the year ended December 31, 2008, did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principle.
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
     The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.
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
     The report included in “Item 8. Financial Statements and Supplementary Data.” includes management’s report on internal control over financial reporting (“Management’s Report”).
     There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
Item 9B. Other Information
     None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
     The Partnership has no officers, directors or employees and its affairs are managed by its General Partner. Investment decisions are made by the Advisors.
     The officers and directors of the General Partner are Walter Davis (President and Chairman of the Board of Directors), Jennifer Magro (Chief Financial Officer and Director), Michael McGrath (Director), Douglas J. Ketterer (Director), Ian Bernstein (Director), Harry Handler (Director), Patrick T. Egan (Director) and Alper Daglioglu (Director). Each director of the General Partner holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) Morgan Stanley Smith Barney Holdings LLC, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.
     Walter Davis, age 46, is President and Chairman of the Board of Directors of the General Partner (since June 2010). Mr. Davis was registered as an associated person of the General Partner and listed as a principal in June 2010. Mr. Davis is responsible for the oversight of the General Partner’s funds and accounts. Prior to the combination of Demeter Management LLC (“Demeter”) and the General Partner effective December 1, 2010, Mr. Davis served as Chairman of the Board of Directors and President of Demeter, a registered commodity pool operator. Mr. Davis was a principal and associated person of Demeter from May 2006 to December 2010 and July 2006 to December 2010, respectively. Mr. Davis was an associated person of Morgan Stanley DW Inc., a financial services firm, from August 2006 to April 2007, when, because of the merger of Morgan Stanley DW Inc. into Morgan Stanley & Co. Incorporated (“MS & Co.”), a global financial services firm, he became an associated person of MS & Co. (due to the transfer of his original registration as an associated person of Morgan Stanley DW Inc.). Prior to becoming an associated person in August 2006, Mr. Davis was responsible for overseeing the sales and marketing of MS & Co.’s managed futures funds to high net worth and institutional investors on a global basis. Mr. Davis withdrew as an associated person of MS & Co. in June 2009. Mr. Davis has been an associated person of Morgan Stanley Smith Barney LLC since June 2009. Morgan Stanley Smith Barney LLC is registered as a broker-dealer with FINRA, an investment adviser with the SEC and a futures commission merchant with the CFTC. Mr. Davis is a Managing Director of Morgan Stanley Smith Barney LLC and the Director of Morgan Stanley Smith Barney LLC’s Managed Futures Department. Prior to joining Morgan Stanley in September 1999, Mr. Davis worked for Chase Manhattan Bank’s Alternative Investment Group from January 1992 until September 1999, where his principal duties included marketing managed futures funds to high net worth investors, as well as developing and structuring managed futures funds. Throughout his career, Mr. Davis has been involved with the development, management and marketing of a diverse array of commodity pools, hedge funds and other alternative investment vehicles. Mr. Davis received an MBA in Finance and International Business from the Columbia University Graduate School of Business in 1992 and a BA in Economics from the University of the South in 1987.
     Jennifer Magro, age 39, is Chief Financial Officer and Director of the General Partner (since October 2006 and May 2005, respectively). Ms. Magro was listed as a principal in June 2005. Ms. Magro served as Vice President and Secretary of the General Partner from August 2001 to December 2010 and June 2010 to December 2010, respectively. She was also a Managing Director of Citi Alternative Investments (“CAI”), a division of Citigroup that administered its hedge fund and fund of funds business, and was Chief Operating Officer of CAI’s Hedge Fund Management Group from October 2006 to July 2009. Ms. Magro is responsible for the financial, administrative and operational functions of the General Partner. She is also responsible for the accounting and financial and regulatory reporting of the General Partner’s managed futures funds. From March 1999 to July 2009, Ms. Magro was responsible for the accounting and financial and regulatory reporting of Citigroup’s managed futures funds. She had similar responsibilities with CAI’s Hedge Fund Management Group (from October 2006 to July 2009). Prior to joining the General Partner in January 1996, Ms. Magro was employed by Prudential Securities Inc., a securities brokerage services company, (from July 1994) as a staff accountant whose duties included the calculation of net asset values for commodity pools and real estate investment products. Ms. Magro received a BS in Accounting from the State University of New York, Oswego in 1993.
     Michael McGrath, age 41, has been a Director of the General Partner since June 2010. Mr. McGrath was listed as a principal in June 2010. Mr. McGrath was a principal and Director of Demeter from May 2006 until Demeter’s combination with the General Partner in December 2010. Mr. McGrath is a Managing Director of Morgan Stanley Smith Barney LLC and currently serves as the Head of Alternative Investments for the Global Wealth Management Group of Morgan Stanley Smith Barney LLC. He also serves on the Management Committee of the Global Wealth Management Group. Prior to his current role, Mr. McGrath served as the Director of Product Management for the Consulting Services Group in Morgan Stanley as well as the Chief Operating Officer for Private Wealth Management North America and Private Wealth Management Latin America (the Americas) and the Director of Product Development for Morgan Stanley’s Global Wealth Management Group. Mr. McGrath served as a Managing Director of Morgan Stanley from May 2004 until May 2009, when Mr. McGrath became a Managing Director of Morgan Stanley Smith Barney LLC. Mr. McGrath joined Morgan Stanley from Nuveen Investments, a publicly traded investment management company headquartered in Chicago, Illinois, where he worked from July 2001 to May 2004. At Nuveen Investments, Mr. McGrath served as a Managing Director and oversaw the development of alternative investment products catering to high net worth investors. Mr. McGrath received his BA degree from Saint Peters College in 1990, and currently serves on the school’s Board of Regents. He received his MBA in Finance from New York University in 1996.
     Douglas J. Ketterer, age 45, has been a Director of the General Partner since December 2010. Mr. Ketterer was listed as a principal in December 2010. Mr. Ketterer was a principal of Demeter from October 2003 until Demeter’s combination with the General Partner in December 2010. Mr. Ketterer is a Managing Director and Head of the U.S. Private Wealth Management Group within Morgan Stanley Smith Barney LLC. Mr. Ketterer joined MS & Co. in March 1990 and has served in many roles in the corporate finance/investment banking, asset management, and wealth management divisions of the firm; most recently as Chief Operating Officer, Wealth Management Group and Head of the Products Group with responsibility for a number of departments (including, among others, the Alternative Investments Group, Consulting Services Group, Annuities & Insurance Department and Retirement & Equity Solutions Group) which offered products and services through MS & Co.’s Global Wealth Management Group. Mr. Ketterer received his MBA from New York University’s Leonard N. Stern School of Business and his BS in Finance from the University at Albany’s School of Business.
     Ian Bernstein, age 48, is a Director of the General Partner. Mr. Bernstein has been a Director, and listed as a principal of the General Partner since December 2010. Mr. Bernstein held various positions, including Managing Director, within the Capital Markets group at Morgan Stanley DW Inc. from October 1984 to April 2007, when Morgan Stanley DW Inc. was merged into, its institutional affiliate, MS & Co. and became the Global Wealth Management Division of MS & Co. Mr. Bernstein first served as a Managing Director with MS & Co. in March 2004, prior to its merger with Morgan Stanley DW Inc. Since June 1, 2009, Mr. Bernstein has served as a Managing Director of Capital Markets at Morgan Stanley Smith Barney LLC, a new broker-dealer formed as a result of a joint venture between Citigroup and Morgan Stanley. The respective retail business of MS & Co. and Citigroup (formerly known as Smith Barney) was contributed to Morgan Stanley Smith Barney LLC. Mr. Bernstein has continued as Managing Director of both Morgan Stanley Smith Barney LLC, the retail broker-dealer, and MS & Co., the institutional broker-dealer, up to the present. Mr. Bernstein received his MBA from New York University’s Leonard N. Stern School of Business in 1988, and his BA from the University of Buckingham in 1980.
     Harry Handler, age 51, has been a Director of the General Partner since December 2010. Mr. Handler became registered as an associated person of the General Partner and listed as a principal in December 2010. Mr. Handler was a principal and associated person of Demeter from May 2005 until Demeter’s combination with the General Partner in December 2010, and from April 2006 until December 2010, respectively. He has been an associate member of the NFA since August 1985. Mr. Handler was an associated person of Morgan Stanley DW Inc., a financial services firm, from February 1984 to April 2007, when, because of the merger of Morgan Stanley DW Inc. into MS & Co., he became an associated person of MS & Co. due to the transfer of his original registration as an associated person of Morgan Stanley DW Inc. Mr. Handler withdrew as an associated person of MS & Co. in June 2009. Mr. Handler has been an associated person of Morgan Stanley Smith Barney LLC since June 2009. Mr. Handler serves as an Executive Director at Morgan Stanley Smith Barney LLC in the Global Wealth Management Group. Mr. Handler works in the Capital Markets Division and is responsible for Electronic Equity and Securities Lending. Additionally, Mr. Handler serves as Chairman of the Global Wealth Management Group’s Best Execution Committee. In his prior position, Mr. Handler was a Systems Director in Information Technology, in charge of Equity and Fixed Income Trading Systems along with the Special Products, such as Unit Trusts, Managed Futures, and Annuities. Prior to his transfer to the Information Technology Area, Mr. Handler managed the Foreign Currency and Precious Metals Trading Desk of Dean Witter, a financial services firm and predecessor company to Morgan Stanley, from July 1982 until January 1984. He also held various positions in the Futures Division where he helped to build the Precious Metals Trading Operation at Dean Witter. Before joining Dean Witter, Mr. Handler worked at Mocatta Metals, a precious metals trading firm and futures broker that was sold to Standard Charted Bank in the 1980’s, as an Assistant to the Chairman from March 1980 until June 1982. His roles at Mocatta Metals included positions on the Futures Order Entry Desk and the Commodities Exchange Trading Floor. Additional work included building a computerized Futures Trading System and writing a history of the company. Mr. Handler graduated on the Dean’s List from the University of Wisconsin-Madison with a BA degree and a double major in History and Political Science.
     Patrick T. Egan, age 41, has been a Director of the General Partner since December 2010. Mr. Egan became registered as an associated person of the General Partner and listed as a principal in December 2010. Mr. Egan has been an associate member of the NFA since December 1997. He has been an associated person of Morgan Stanley Smith Barney LLC since November 2010. Mr. Egan was an associated person of Morgan Stanley DW Inc., a financial services firm, from February 1998 to April 2007, when, because of the merger of Morgan Stanley DW Inc. into MS & Co., he became an associated person of MS & Co. due to the transfer of his original registration as an associated person of Morgan Stanley DW Inc. Mr. Egan withdrew as an associated person of MS & Co. in November 2010. Mr. Egan is an Executive Director at Morgan Stanley Smith Barney LLC and currently serves as the Co- Chief Investment Officer for Morgan Stanley Smith Barney LLC’s Managed Futures Department. Prior to his current role, Mr. Egan served as the Head of Due Diligence & Manager Research for Morgan Stanley’s Managed Futures Department from October 2003 until the formation of Morgan Stanley Smith Barney LLC in June 2009. From March 1993 through September 2003, Mr. Egan was an analyst and manager within the Managed Futures Department for Morgan Stanley DW Inc., and its predecessor firm, Dean Witter Reynolds, Inc., a financial services firm, with his primary responsibilities being dedicated to the product development, due diligence, investment analysis and risk management of the firm’s commodity pools. Mr. Egan began his career in August 1991, joining Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., until March 1993 when he joined the firm’s Managed Futures Department. Mr. Egan received a Bachelor of Business Administration with a concentration in Finance from the University of Notre Dame in May 1991. Mr. Egan is a former Director to the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms, from November 2004 to October 2006 and November 2006 to October 2008.
     Alper Daglioglu, age 33, has been a Director, and listed as a principal of the General Partner since December 2010. Mr. Daglioglu is an Executive Director at Morgan Stanley Smith Barney LLC and the Co-Chief Investment Officer for Morgan Stanley Smith Barney LLC’s Managed Futures Department. Mr. Daglioglu also serves on the Alternative Investments Product Review Committee of Morgan Stanley Smith Barney LLC’s Alternative Investments Group. Prior to his current role, Mr. Daglioglu was a Senior Analyst at the Product Origination Group within Morgan Stanley Managed Futures Department from December 2003 until the formation of Morgan Stanley Smith Barney LLC in June 2009. In addition to his responsibilities within Managed Futures Department, Mr. Daglioglu was also the lead investment analyst for Global Macro and Managed Futures strategies within Morgan Stanley Graystone Research Group from February 2007 to June 2009. Mr. Daglioglu served as a consultant at the Product Origination Group within Morgan Stanley Managed Futures Department from June 2003 to November 2003. Mr. Daglioglu received a BS degree in Industrial Engineering from Galatasaray University in June 2000 and a MBA degree in Finance from the University of Massachusetts-Amherst’s Isenberg School of Management in May 2003. Mr. Daglioglu was awarded a full merit scholarship and research assistantship at the Center for International Securities and Derivatives Markets during his graduate studies. In this capacity, he worked with various major financial institutions in performance monitoring, asset allocation and statistical analysis projects and specialized on alternative approaches to risk assessment for hedge funds and managed futures. Mr. Daglioglu wrote and published numerous research papers on alternative investments. Mr. Daglioglu is a Chartered Alternative Investment Analyst charterholder.
     The Partnership has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors, and has not established an audit committee because it has no board of directors.
Item 11. Executive Compensation.
     The Partnership has no directors or officers. Its affairs are managed by Ceres Managed Futures LLC, its General Partner. CGM, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage fees for such services, as described under “Item 1. Business.” Brokerage fees and clearing fees of $2,687,495 were earned by CGM for the year ended December 31, 2010. Management fees of $707,831 (net of management fees waived of $70,253) were earned by the Advisor for the year ended December 31, 2010. There were no incentive fees earned by the Advisor for the year ended December 31, 2010. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     (a) Security ownership of certain beneficial owners. As of February 28, 2011, the Partnership knows no person who beneficially owns more than five percent (5%) of the Redeemable Units outstanding.

     (b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner.
     The following table indicates securities owned by management as of December 31, 2010:

(3) Amount and
	(2) Name of	Nature of
	Beneficial	Beneficial	(4) Percent of
(1) Title of Class	Owner	Ownership	Class

General Partner unit equivalents	General Partner	281.2556	1.3%
     (c) Changes in control. None.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
     (a) Transactions with related persons. None.
     (b) Review, approval or ratification of transactions with related persons. Not applicable.
      (c) Promoters and certain control persons. CGM and the General Partner would be considered promoters for purposes of item 404(d) of Regulation S-K. The nature and the amounts of compensation each promoter will receive, if any, from the Partnership are set forth under “Item 1. Business” and “Item 11. Executive Compensation.”
Item 14. Principal Accountant Fees and Services.
     (1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte in the year ended December 31, 2010 and the period from July 23, 2009 through December 31, 2009, PwC in the period from January 1, 2009 through July 22, 2009 for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

	Deloitte		PwC
2010	$45,000		N/A
2009	$76,900	(1)	$9,400	(2)

(1) For the period July 23, 2009 to December 31, 2009.
(2) For the period January 1, 2009 to July 22, 2009.
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

2010	$21,000
2009	$20,000
     (4) All Other Fees. None.
     (5) Not Applicable.
     (6) Not Applicable.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a) (1) Financial Statements:
           Statements of Financial Condition at December 31, 2010 and 2009.
           Condensed Schedules of Investments at December 31, 2010 and 2009.
           Statements of Income and Expenses for the years ended December 31, 2010, 2009 and 2008.
           Statements of Changes in Partners’ Capital for the years ended December 31, 2010, 2009 and 2008.
           Notes to Financial Statements.
(2) Exhibits:

3.1	Second Amended and Restated Limited Partnership Agreement (filed as Exhibit 3.2 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

3.2	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of the State of New York (filed as Exhibit 3.1 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

(a)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated February 26, 1999 (filed as Exhibit 3.1(a) to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

(b)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated April 1, 2001 (filed as Exhibit 3.1(b) to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

(c)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 3.2(c) to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.1(c) to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

(e)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.2(e) to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(f)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 30, 2009 (filed as Exhibit 99.1(a) to current report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(g)	Certificate of Change of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated January 31, 2000 (filed as Exhibit 3.2(g) to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(h)	Certificate of Amendment of the Certificate of Limited Partnership dated June 30, 2010 (filed as Exhibit 3.2(h) to the Current Report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

10.1	Amended and Restated Management Agreement among the Partnership, the General Partner and Chesapeake Capital Corporation (filed as Exhibit 10.1 on Form 8-K filed on September 16, 2010 and incorporated herein by reference).

10.1(a)	Letter extending the Management Agreement between the General Partner and Chesapeake Capital Corporation for 2010 (filed herein).

10.2	Second Amended and Restated Customer Agreement between the Partnership and Salomon Smith Barney Inc. (filed as Exhibit 10.2 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

10.3	Amended and Restated Agency Agreement between the Partnership, Smith Barney Futures Management LLC and Salomon Smith Barney Inc. (filed as Exhibit 10.3 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

10.4	Form of Subscription Agreement (filed as Exhibit 10.4 to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.5	Joinder Agreement among Citigroup Managed Futures LLC (the former name of the General Partner), Citigroup Global Markets Inc. and Morgan Stanley Smith Barney LLC (filed as Exhibit 10 to the quarterly report on Form 10-Q filed on August 14, 2009).

16.1(a)	Letter Regarding Change of Certifying Accountant (filed as Exhibit 16.1 on Form 8-K filed on July 24, 2009 and incorporated herein by reference).

16.1(b)	Letter Regarding Change of Certifying Accountant (filed as Exhibit 16.1 on Form 8-K filed on July 1, 2008 and incorporated herein by reference).
The exhibits required to be filed by Item 601 of regulation S-K are incorporated herein by reference.
Exhibit 31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).
Exhibit 31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director).
Exhibit 32.1 — Section 1350 Certification (Certification of President and Director).
Exhibit 32.2 — Section 1350 Certification (Certification of Chief Financial Officer and Director).

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tidewater Futures Fund L.P.
By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Walter Davis
Walter Davis, President & Director
Date: March 31, 2011

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Walter Davis Walter Davis	/s/ Michael McGrath Michael McGrath	/s/ Patrick T. Egan Patrick T. Egan
President and Director Ceres Managed Futures LLC Date: March 31, 2011	Director Ceres Managed Futures LLC Date: March 31, 2011	Director Ceres Managed Futures LLC Date: March 31, 2011

/s/ Jennifer Magro	/s/ Douglas J. Ketterer	/s/ Alper Daglioglu

Jennifer Magro	Douglas J. Ketterer	Alper Daglioglu
Chief Financial Officer and Director (Principal Accounting Officer) Ceres Managed Futures LLC Date: March 31, 2011	Director Ceres Managed Futures LLC Date: March 31, 2011	Director Ceres Managed Futures LLC Date: March 31, 2011

/s/ Ian Bernstein	/s/ Harry Handler

Ian Bernstein	Harry Handler
Director Ceres Managed Futures LLC Date: March 31, 2011	Director Ceres Managed Futures LLC Date: March 31, 2011

     Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 Of the Act.
     Annual Report to Limited Partners
     No proxy material has been sent to Limited Partners.