Form 10-Q
period 2011-03-31
TIDEWATER FUTURES FUND LP
filed 2011-05-16
CIK 1140509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐ No ☑
     As of April 30, 2011, 16,335.1460 Limited Partnership Redeemable Units were outstanding.

TIDEWATER FUTURES FUND L.P.
FORM 10-Q
INDEX

Page
Number
PART I — Financial Information:
Item 1. Financial Statements:
Statements of Financial Condition at March 31, 2011 (unaudited) and December 31, 2010	3
Condensed Schedules of Investments at March 31, 2011 (unaudited) and December 31, 2010	4 – 5
Statements of Income and Expenses and Changes in Partners’ Capital for the three months ended March 31, 2011 and 2010 (unaudited)	6
Notes to Financial Statements (unaudited)	7 – 14
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	15 – 16
Item 3. Quantitative and Qualitative Disclosures about Market Risk	17 – 18
Item 4. Controls and Procedures	19
PART II — Other Information	20 – 28
Exhibits
Ex 31.1 Certification
Ex 31.2 Certification
Ex 32.1 Certification
Ex 32.2 Certification

PART I
Item 1. Financial Statements
Tidewater Futures Fund L.P.
Statements of Financial Condition

	(Unaudited)
	March 31,	December 31,
	2011	2010
Assets:
Equity in trading account:
Cash	$24,562,359	$25,519,706
Cash margin	10,570,341	10,943,883
Net unrealized appreciation on open futures contracts	4,464,121	6,452,412

	39,596,821	42,916,001
Interest receivable	1,538	2,566

Total assets	$39,598,359	$42,918,567

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$361,103	$56,461
Accrued expenses:
Brokerage fees	163,489	232,170
Management fees	64,998	70,888
Other	75,194	97,200
Redemptions payable	842,275	789,804

Total liabilities	1,507,059	1,246,523

Partners’ Capital:
General Partner, 281.2556 unit equivalents outstanding at March 31, 2011 and December 31, 2010	633,669	557,570
Limited Partners, 16,625.6381 and 20,739.3934 Redeemable Units outstanding at March 31, 2011 and December 31, 2010, respectively	37,457,631	41,114,474

Total partners’ capital	38,091,300	41,672,044

Total liabilities and partners’ capital	$39,598,359	$42,918,567

Net asset value per unit	$2,253.00	$1,982.43

See accompanying notes to financial statements.

Tidewater Futures Fund L.P.
Condensed Schedule of Investments
March 31, 2011
(Unaudited)

	Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	262	$379,722	1.00%
Energy	220	941,734	2.47
Grains	435	723,122	1.90
Indices	615	1,136,925	2.98
Interest Rates U.S.	17	9,992	0.03
Interest Rates Non-U.S.	358	258,178	0.68
Livestock	213	452,042	1.18
Metals	50	616,510	1.62
Softs	417	(269,745)	(0.71)

Total futures contracts purchased		4,248,480	11.15

Futures Contracts Sold
Currencies	254	212,012	0.56
Interest Rates Non-U.S.	292	3,629	0.01

Total futures contracts sold		215,641	0.57

Unrealized Appreciation on Open Forward Contracts
Metals	61	150,541	0.39

Total unrealized appreciation on open forward contracts		150,541	0.39

Unrealized Depreciation on Open Forward Contracts
Metals	52	(511,644)	(1.34)

Total unrealized depreciation on open forward contracts		(511,644)	(1.34)

Net fair value		$4,103,018	10.77%

See accompanying notes to financial statements.

Tidewater Futures Fund L.P.
Condensed Schedule of Investments
December 31, 2010

	Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	251	$672,219	1.61%
Energy	239	200,124	0.48
Grains	562	2,286,361	5.49
Indices	782	392,394	0.94
Interest Rates U.S.	58	(227,140)	(0.54)
Interest Rates Non-U.S.	700	(2,789)	(0.01)
Livestock	201	421,367	1.01
Metals	57	749,650	1.80
Softs	353	1,766,647	4.24

Total futures contracts purchased		6,258,833	15.02

Futures Contracts Sold
Currencies	238	718,098	1.72
Indices	2	6,214	0.02
Interest Rates Non-U.S.	92	(14,145)	(0.03)
Softs	259	(516,588)	(1.24)

Total futures contracts sold		193,579	0.47

Unrealized Appreciation on Open Forward Contracts
Metals	133	1,063,713	2.55

Total unrealized appreciation on open forward contracts		1,063,713	2.55

Unrealized Depreciation on Open Forward Contracts
Metals	121	(1,120,174)	(2.69)

Total unrealized depreciation on open forward contracts		(1,120,174)	(2.69)

Net fair value		$6,395,951	15.35%

See accompanying notes to financial statements.

Tidewater Futures Fund L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Investment Income:
Interest income	$7,678	$5,450

Expenses:
Brokerage fees including clearing fees	588,507	777,135
Management fees	203,416	226,451
Other	31,991	36,698

Total expenses	823,914	1,040,284

Net investment income (loss)	(816,236)	(1,034,834)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	8,102,137	112,518
Change in net unrealized gains (losses) on open contracts	(2,292,933)	520,458

Total trading results	5,809,204	632,976

Net income (loss)	4,992,968	(401,858)
Subscriptions- Limited Partners	385,000	125,000
Redemptions- Limited Partners	(8,958,712)	(1,355,413)

Net increase (decrease) in Partners’ Capital	(3,580,744)	(1,632,271)
Partners’ Capital, beginning of period	41,672,044	49,728,651

Partners’ Capital, end of period	$38,091,300	$48,096,380

Net asset value per unit (16,906.8937 and 23,763.7602 units outstanding at March 31, 2011 and 2010, respectively)	$2,253.00	$2,023.94

Net income (loss) per unit *	$270.57	$(11.89)

Weighted average units outstanding	18,730.8949	24,220.2943

*	Based on change in net asset value per unit.
See accompanying notes to financial statements.

Tidewater Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
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
     As of March 31, 2011, all trading decisions for the Partnership are made by Chesapeake Capital Corporation (the “Advisor”). The Partnership’s trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with CGM.
     The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of their capital contribution and profits, if any, net of distributions.
     The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at March 31, 2011 and December 31, 2010 and the results of its operations and changes in partners’ capital for the three months ended March 31, 2011 and 2010. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2010.
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

Tidewater Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)
2. Financial Highlights:
     Changes in the net asset value per unit for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended
	March 31,
	2011	2010
Net realized and unrealized gains (losses) *	$282.89	$(1.24)
Interest income	0.41	0.23
Expenses **	(12.73)	(10.88)

Increase (decrease) for the period	270.57	(11.89)
Net asset value per unit, beginning of period	1,982.43	2,035.83

Net asset value per unit, end of period	$2,253.00	$2,023.94

*	Includes brokerage fees.

**	Excludes brokerage fees.

	Three Months Ended
	March 31,
	2011	2010
Ratios to average net assets:***
Net investment income (loss) before incentive fees****	(8.6)%	(9.1)%

Operating expenses	8.6%	9.2%
Incentive fees	—%	—%

Total expenses	8.6%	9.2%

Total return:
Total return before incentive fees	13.6%	(0.6)%
Incentive fees	—%	—%

Total return after incentive fees	13.6%	(0.6)%

***	Annualized (other than incentive fees).

****	Interest income less total expenses.
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
     The customer agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures and open forward contracts. The Partnership nets, for financial reporting purposes, the unrealized gains and losses on open futures and on open forward contracts on the Statements of Financial Condition.
     All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded during the three months ended March 31, 2011 and 2010 were 3,277 and 4,412, respectively. The monthly average number of metals forward contracts traded during the three months ended March 31, 2011 and 2010 were 164 and 271, respectively.
     Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions.

Tidewater Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)
     The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of March 31, 2011 and December 31, 2010.

March 31, 2011
Assets
Futures Contracts
Currencies	$797,032
Energy	945,949
Grains	1,029,610
Indices	1,136,925
Interest Rates U.S.	9,992
Interest Rates Non-U.S.	284,802
Livestock	452,042
Metals	616,510
Softs	388,511

Total unrealized appreciation on open futures contracts	$5,661,373

Liabilities
Futures Contracts
Currencies	$(205,298)
Energy	(4,215)
Grains	(306,488)
Interest Rates Non-U.S.	(22,995)
Softs	(658,256)

Total unrealized depreciation on open futures contracts	$(1,197,252)

Net unrealized appreciation on open futures contracts	$4,464,121 *

Assets
Forward Contracts
Metals	$150,541

Total unrealized appreciation on open forward contracts	$150,541

Liabilities
Forward Contracts
Metals	$(511,644)

Total unrealized depreciation on open forward contracts	$(511,644)

Net unrealized depreciation on open forward contracts	$(361,103)**

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” on the Statements of Financial Condition.

Tidewater Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)

December 31, 2010
Assets
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
     The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2011 and 2010.

	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010
Sector	Gain (loss) from trading	Gain (loss) from trading
Currencies	$422,212	$711,866
Energy	2,777,845	639,297
Grains	198,113	213,342
Indices	760,981	1,117,935
Interest Rates U.S.	(101,008)	187,352
Interest Rates Non-U.S.	(370,068)	955,495
Livestock	632,993	(328,768)
Metals	1,116,653	1,269,239
Softs	371,483	(4,132,782)

Total	$5,809,204 ***	$632,976 ***

***	This amount is in “Total trading results” on the Statements of Income and Expenses and Changes in Partners’ Capital.

Tidewater Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)
4. Fair Value Measurements:
     Partnership’s Investments. All commodity interests (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses and Changes in Partners’ Capital.
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
     The Partnership will separately present purchases, sales, issuances, and settlements in its reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.
     The Partnership considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended March 31, 2011 and December 31, 2010, the Partnership did not hold any derivative instruments for which market quotations are not readily available and that are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2 ) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	03/31/2011	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Futures	$5,661,373	$5,661,373	$—	$—
Forwards	150,541	150,541	—	—

Total assets	5,811,914	5,811,914	—	—

Liabilities
Futures	1,197,252	1,197,252	—	—
Forwards	511,644	511,644	—	—

Total liabilities	1,708,896	1,708,896	—	—

Net fair value	$4,103,018	$4,103,018	$—	$—

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	12/31/2010*	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Futures	$7,718,729	$7,718,729	$—	$—
Forwards	1,063,713	1,063,713	—	—

Total assets	8,782,442	8,782,442	—	—

Liabilities
Futures	1,266,317	1,266,317	—	—
Forwards	1,120,174	1,120,174	—	—

Total liabilities	2,386,491	2,386,491	—	—

Net fair value	$6,395,951	$6,395,951	$—	$—

*	The amounts have been reclassified from December 31, 2010 period year financial statements to conform to current year presentation based on new fair value guidance.

Tidewater Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)
5. Financial Instrument Risks:
     In the normal course of business, the Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specified terms on specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include swaps and certain forwards and option contracts. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.
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
     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership has credit risk and concentration risk as the sole counterparty or broker with respect to the Partnership’s assets is CGM or a CGM affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent that through CGM, the Partnership’s counterparty is an exchange or clearing organization.
     The General Partner monitors and attempts to control the Partnership’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.
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
     Partnership’s Investments. All commodity interests (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are

Tidewater Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)
liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses and Changes in Partners’ Capital.
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
     The Partnership will separately present purchases, sales, issuances, and settlements in its reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.
     The Partnership considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended March 31, 2011 and December 31, 2010, the Partnership did not hold any derivative instruments for which market quotations are not readily available and that are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
     Futures Contracts. The Partnership trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership. When the contract is closed, the Partnership records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits directly with the exchange on which the contracts are traded. Net realized gains (losses) and changes in net unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
     London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Partnership are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Partnership each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Partnership records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and changes in net unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
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

Tidewater Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)
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
     The Partnership does not engage in sales of goods or services. Its only assets are its equity in its trading account, consisting of cash and cash equivalents, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2011.
     The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading, and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.
     For the three months ended March 31, 2011, Partnership capital decreased 8.6% from $41,672,044 to $38,091,300. This decrease was attributable to redemptions of 4,301.1057 Redeemable Units totaling $8,958,712 which was partially offset by the net income from operations of $4,992,968 coupled with subscriptions of 187.3504 Redeemable Units totaling $385,000. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.
Critical Accounting Policies
      The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Management believes that the estimates utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 6 of the Financial Statements.
      The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized and change in net unrealized trading gain (loss) in the Statements of Income and Expenses and Changes in Partners’ Capital.

Results of Operations
     During the Partnership’s first quarter of 2011, the net asset value per unit increased 13.6% from $1,982.43 to $2,253.00 as compared to a decrease of 0.6% in the first quarter of 2010. The Partnership experienced a net trading gain before brokerage fees and related fees in the first quarter of 2011 of $5,809,204. Gains were primarily attributable to the trading of commodity futures in currencies, energy, grains, indices, livestock, metals and softs and were partially offset by losses in U.S. and non-U.S. interest rates. The Partnership experienced a net trading gain before brokerage fees and related fees in the first quarter of 2010 of $632,976. Gains were primarily attributable to the trading of commodity futures in currencies, energy, grains, indices, U.S. and non-U.S. interest rates and metals and were partially offset by losses in livestock and softs.
      The most significant gains were recorded within the energy markets throughout the majority of the quarter from long futures positions in crude oil and its related products as prices rose amid an escalation in political instability in the Middle East and North Africa, prompting concerns that crude supplies may be disrupted. Within the metals markets, gains were achieved primarily during February from long positions in silver futures as prices extended a rally to a 30-year high after mounting unrest in the Middle East spurred demand for the precious metal as a “safe haven.” Within the agricultural complex, gains were experienced primarily during January and February due to long positions in cotton futures as prices increased on signs that global output may fail to keep pace with rising demand in China, the world’s biggest buyer of the fiber. Gains were recorded within the global stock index markets, primarily during February, due to long positions in U.S. and European equity index futures as prices rose after improving economic reports and speculation regarding the containment of Europe’s debt crisis boosted confidence in a global recovery. Lastly, gains were experienced within the currency sector, primarily during February, due to long positions in the Canadian dollar, Australian dollar, and South African rand versus the U.S. dollar as the value of these “commodity currencies” were buoyed higher by rising commodity prices.
      A portion of the Partnership’s gains for the quarter was offset by losses incurred within the global interest rate sector, primarily during January, due to long positions in European fixed-income futures as prices declined after European Central Bank President Jean-Claude Trichet said inflationary pressures in the euro region may increase.
     Commodity futures markets are highly volatile. The potential for broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increases the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisor to identify those price trends correctly. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisor is able to identify them, the Partnership expects to increase capital through operations.
     Interest income on 80% of the average daily equity maintained in cash in the Partnership’s brokerage account was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income for the three months ended March 31, 2011 increased by $2,228, as compared to the corresponding period in 2010. The increase in interest income is primarily due to higher U.S. Treasury bill rates during the three months ended March 31, 2011 as compared to the corresponding period in 2010. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s account and upon interest rates over which neither the Partnership nor CGM has control.
     Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three months ended March 31, 2011 decreased by $188,628, as compared to the corresponding period in 2010. The decrease in brokerage fees is due to lower average adjusted net assets and a reduction in the brokerage for rate during the three months ended March 31, 2011 as compared to the corresponding period in 2010.
     Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three months ended March 31, 2011 decreased by $23,035, as compared to the corresponding period in 2010. The decrease in management fees is due to lower average adjusted net assets during the three months ended March 31, 2011 as compared to the corresponding period in 2010.
     Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the management agreement among the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three months ended March 31, 2011 or 2010. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.
     In allocating the assets of the Partnership to the Advisor, the General Partner considers the Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor at any time.

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

     Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2011 and December 31, 2010, and the highest, lowest and average values during the three months ended March 31, 2011 and the twelve months ended December 31, 2010. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of March 31, 2011, the Partnership’s total capitalization was $38,091,300. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.
March 31, 2011

			Three Months Ended March 31, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$1,132,230	2.97%	$1,370,825	$1,031,227	$1,145,659
Energy	733,779	1.93%	733,779	528,236	638,266
Grains	904,200	2.37%	1,141,450	867,500	1,007,967
Indices	2,415,264	6.34%	2,710,265	2,386,065	2,563,753
Interest Rates U.S.	29,500	0.08%	110,500	29,500	57,417
Interest Rates Non-U.S.	521,150	1.37%	521,150	507,750	514,690
Livestock	265,450	0.70%	265,450	211,600	239,267
Metals	1,164,759	3.06%	1,316,070	1,118,233	1,216,476
Softs	1,208,987	3.17%	1,581,019	1,012,825	1,243,748

Total	$8,375,319	21.99%

*	Average of month-end Values at Risk.
As of December 31, 2010, the Partnership’s total capitalization was $41,672,044.
December 31, 2010

			Twelve Months Ended December 31, 2010
		% of Total	High Value	Low Value	Average
Market Sector	Value at Risk	Capitalization	at Risk	at Risk	Value at Risk*
Currencies	$1,249,666	3.00%	$2,057,069	$867,991	$1,472,045
Energy	661,702	1.59%	1,012,471	173,691	554,668
Grains	1,104,950	2.65%	1,637,000	163,960	815,322
Indices	2,432,046	5.84%	14,744,438	1,055,959	3,158,056
Interest Rates U.S.	108,900	0.26%	196,300	58,400	123,815
Interest Rates Non-U.S.	697,780	1.67%	1,302,981	634,429	888,963
Livestock	208,500	0.50%	495,950	23,373	257,388
Metals	1,124,452	2.70%	2,458,619	601,999	1,466,625
Softs	1,513,817	3.63%	2,103,301	309,772	1,229,004

Total	$9,101,813	21.84%

*	Average of month-end Values at Risk.

Item 4. Controls and Procedures
     The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods expected in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.
     Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.
     The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2011 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.
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
     There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which CGM is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.
     CGM is a New York corporation with its principal place of business at 388 Greenwich St., New York, New York 10013. CGM is registered as a broker-dealer and futures commission merchant (“FCM”), and provides futures brokerage and clearing services for institutional and retail participants in the futures markets. CGM and its affiliates also provide investment banking and other financial services for clients worldwide.
     There have been no material administrative, civil or criminal actions within the past five years against CGM (formerly known as Salomon Smith Barney) or any of its individual principals and no such actions are currently pending, except as follows.
Mutual Funds
     Several issues in the mutual fund industry have come under the scrutiny of federal and state regulators. Citigroup has received subpoenas and other requests for information from various government regulators regarding market timing, financing, fees, sales practices and other mutual fund issues in connection with various investigations. Citigroup is cooperating with all such reviews. Additionally, CGM has entered into a settlement agreement with the SEC with respect to revenue sharing and sales of classes of funds.
     On May 31, 2005, Citigroup announced that Smith Barney Fund Management LLC and CGM completed a settlement with the SEC resolving an investigation by the SEC into matters relating to arrangements between certain Smith Barney mutual funds, an affiliated transfer agent and an unaffiliated sub-transfer agent. Under the terms of the settlement, Citigroup agreed to pay fines totaling $208.1 million. The settlement, in which Citigroup neither admitted nor denied any wrongdoing or liability, includes allegations of willful misconduct by Smith Barney Fund Management LLC and CGM in failing to disclose aspects of the transfer agent arrangements to certain mutual fund investors.
     In May 2007, CGM finalized its settlement agreement with the NYSE and the New Jersey Bureau of Securities on the matter related to its market-timing practices prior to September 2003.
FINRA Settlement
     On October 12, 2009, FINRA announced its acceptance of an Award Waiver and Consent (“AWC”) in which CGM, without admitting or denying the findings, consented to the entry of the AWC and a fine and censure of $600,000. The AWC includes findings that CGM failed to adequately supervise the activities of its equities trading desk in connection with swap and related hedge trades in U.S. and Italian equities that were designed to provide certain perceived tax advantages. CGM was charged with failing to provide for effective written procedures with respect to the implementation of the trades, failing to monitor Bloomberg messages and failing to properly report certain of the trades to the NASDAQ.
Auction Rate Securities
     On May 31, 2006, the SEC instituted and simultaneously settled proceedings against CGM and 14 other broker-dealers regarding practices in the auction rate securities market. The SEC alleged that the broker-dealers violated Section 17(a)(2) of the Securities Act of 1933, as amended. The broker-dealers, without admitting or denying liability, consented to the entry of an SEC cease-and-desist order providing for censures, undertakings and penalties. CGM paid a penalty of $1.5 million.
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
Subprime Mortgage-Related Actions
     The SEC, among other regulators, is investigating Citigroup’s subprime and other mortgage-related conduct and business activities, as well as other business activities affected by the credit crisis, including an ongoing inquiry into Citigroup’s structuring and sale of collateralized debt obligations. Citigroup is cooperating fully with the SEC’s inquiries.
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
Credit Crisis Related Matters
     Beginning in the fourth quarter of 2007, certain of Citigroup’s, and CGM’ regulators and other state and federal government agencies commenced formal and informal investigations and inquiries, and issued subpoenas and requested information, concerning Citigroup’s subprime mortgage-related conduct and business activities. Citigroup and certain of its affiliates, including CGM, are involved in discussions with certain of its regulators to resolve certain of these matters.
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

Item 1A. Risk Factors
     There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     For the three months ended March 31, 2011, there were additional subscriptions of 187.3504 Redeemable Units totaling $385,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D.
     Proceeds of net offering were used for the trading of commodity interests, including futures contracts, options, forwards and swap contracts.
     The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of Shares
			of Shares (or Units)	(or Units) that
	(a) Total Number	(b) Average	Purchased as Part	May Yet Be
	of Shares	Price Paid per	of Publicly Announced	Purchased Under the
Period	(or Units) Purchased*	Share (or Unit)**	Plans or Programs	Plans or Programs

January 1, 2011 - January 31, 2011	3,307.0488	$2,033.13	N/A	N/A

February 1, 2011 - February 28, 2011	620.2109	$2,245.65	N/A	N/A

March 1, 2011 - March 31, 2011	373.8460	$2,253.00	N/A	N/A

	4,301.1057	$2,082.89

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day.
Item 3. Defaults Upon Senior Securities — None
Item 4. [Removed and Reserved]
Item 5. Other Information— None

Item 6. Exhibits

3.1		Second Amended and Restated Limited Partnership Agreement (filed as Exhibit 3.2 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

3.2		Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of the State of New York (filed as Exhibit 3.1 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

	(a)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated February 26, 1999 (filed as Exhibit 3.1(a) to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

	(b)	Certificate of Change of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated January 31, 2000 (filed as Exhibit 3.2(g) to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(c)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated April 1, 2001 (filed as Exhibit 3.1(b) to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

	(d)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 3.2(c) to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(e)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.1(c) to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

	(f)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.2(e) to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(g)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 30, 2009 (filed as Exhibit 99.1(a) to current report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

	(h)	Certificate of Amendment of the Certificate of Limited Partnership dated June 30, 2010 (filed as Exhibit 3.2(h) to the Current Report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

10.1		Amended and Restated Management Agreement among the Partnership, the General Partner and Chesapeake Capital Corporation (filed as Exhibit 10.1 to the current report on Form 8-K filed on September 16, 2010 and incorporated herein by reference).

10.1(a)		Letter extending the Management Agreement between the General Partner and Chesapeake Capital Corporation (filed as Exhibit 10.1 (c) to the annual report on Form 10-K, filed March 31, 2011 and incorporated herein by reference).

10.2		Second Amended and Restated Customer Agreement between the Partnership and Salomon Smith Barney Inc. (filed as Exhibit 10.2 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

10.3		Amended and Restated Agency Agreement between the Partnership, Smith Barney Futures Management LLC and Salomon Smith Barney Inc. (filed as Exhibit 10.3 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

10.4		Form of Subscription Agreement (filed as Exhibit 10.4 to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.5		Joinder Agreement among Citigroup Managed Futures LLC (the former name of the General Partner), Citigroup Global Markets Inc. and Morgan Stanley Smith Barney LLC (filed as Exhibit 10 to the quarterly report on Form 10-Q filed on August 14, 2009 and in corporated herein by reference).
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

Date: May 16, 2011
By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer and Director (Principal Accounting Officer)
Date: May 16, 2011