Form 10-Q
period 2011-06-30
TIDEWATER FUTURES FUND LP
filed 2011-08-15
CIK 1140509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2011

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
522 5th Ave - 14th Floor
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

Yes     No X

     As of July 31, 2011, 15,703.2163 Limited Partnership Redeemable Units were outstanding.

TIDEWATER FUTURES FUND L.P.
FORM 10-Q
INDEX

Page
Number
PART I — Financial Information:
Item 1. Financial Statements:
Statements of Financial Condition at June 30, 2011 (unaudited) and December 31, 2010	3
Condensed Schedules of Investments at June 30, 2011 (unaudited) and December 31, 2010	4 – 5
Statements of Income and Expenses and Changes in Partners’ Capital for the three and six months ended June 30, 2011 and 2010 (unaudited)	6
Notes to Financial Statements (unaudited)	7 – 14
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	15 – 16
Item 3. Quantitative and Qualitative Disclosures about Market Risk	17 – 18
Item 4. Controls and Procedures	19
PART II — Other Information	20 – 22
Exhibits
Ex 31.1 Certification
Ex 31.2 Certification
Ex 32.1 Certification
Ex 32.2 Certification
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

101.INS	XBRL	Instance Document.
101.SCH	XBRL	Taxonomy Extension Schema Document.
101.CAL	XBRL	Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL	Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL	Taxonomy Extension Presentation Linkbase Document.

PART I
Item 1. Financial Statements
Tidewater Futures Fund L.P.
Statements of Financial Condition

	(Unaudited)
	June 30,	December 31,
	2011	2010
Assets:
Equity in trading account:
Cash	$21,546,076	$25,519,706
Cash margin	7,969,099	10,943,883
Net unrealized appreciation on open futures contracts	—	6,452,412
Net unrealized appreciation on open forward contracts	192,408	—

Total trading equity	29,707,583	42,916,001
Interest receivable	300	2,566

Total assets	$29,707,883	$42,918,567

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$132,076	$—
Net unrealized depreciation on open forward contracts	—	56,461
Accrued expenses:
Brokerage fees	123,233	232,170
Management fees	48,969	70,888
Other	70,878	97,200
Redemptions payable	1,115,825	789,804

Total liabilities	1,490,981	1,246,523

Partners’ Capital:
General Partner, 184.9703 and 281.2556 unit equivalents outstanding at June 30, 2011 and December 31, 2010, respectively	330,864	557,570
Limited Partners, 15,589.7874 and 20,739.3934 Redeemable Units outstanding at June 30, 2011 and December 31, 2010, respectively	27,886,038	41,114,474

Total partners’ capital	28,216,902	41,672,044

Total liabilities and partners’ capital	$29,707,883	$42,918,567

Net asset value per unit	$1,788.74	$1,982.43

See accompanying notes to financial statements.

Tidewater Futures Fund L.P.
Condensed Schedule of Investments
June 30, 2011
(Unaudited)

	Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	327	$(25,128)	(0.09)%
Energy	116	(109,844)	(0.39)
Grains	313	(677,559)	(2.40)
Indices	480	782,397	2.77
Interest Rates U.S.	68	(28,258)	(0.10)
Interest Rates Non-U.S.	636	5,776	0.02
Livestock	14	(24,150)	(0.08)
Metals	30	(16,680)	(0.06)
Softs	300	173,497	0.61

Total futures contracts purchased		80,051	0.28

Futures Contracts Sold
Currencies	186	113,219	0.40
Indices	24	(4,032)	(0.01)
Interest Rates Non-U.S.	104	26,558	0.09
Livestock	86	(137,150)	(0.48)
Softs	73	(210,722)	(0.75)

Total futures contracts sold		(212,127)	(0.75)

Unrealized Appreciation on Open Forward Contracts
Metals	37	426,715	1.51

Total unrealized appreciation on open forward contracts		426,715	1.51

Unrealized Depreciation on Open Forward Contracts
Metals	65	(234,307)	(0.83)

Total unrealized depreciation on open forward contracts		(234,307)	(0.83)

Net fair value		$60,332	0.21%

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

Tidewater Futures Fund L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Investment Income:
Interest income	$1,305	$10,748	$8,983	$16,198

Expenses:
Brokerage fees including clearing fees	465,892	691,709	1,054,399	1,468,844
Management fees	176,603	198,525	380,019	424,976
Other	44,423	40,090	76,414	76,788

Total expenses	686,918	930,324	1,510,832	1,970,608

Net investment income (loss)	(685,613)	(919,576)	(1,501,849)	(1,954,410)

Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(2,869,725)	(3,659,833)	5,232,412	(3,547,315)
Change in net unrealized gains/losses on open contracts	(4,042,686)	(9,091,599)	(6,335,619)	(8,571,141)

Total trading results	(6,912,411)	(12,751,432)	(1,103,207)	(12,118,456)

Net income (loss)	(7,598,024)	(13,671,008)	(2,605,056)	(14,072,866)
Subscriptions - Limited Partners	287,500	455,000	672,500	580,000
Redemptions - Limited Partners	(2,363,874)	(2,065,757)	(11,322,586)	(3,421,170)
Redemptions - General Partner	(200,000)	(250,000)	(200,000)	(250,000)

Net increase (decrease) in Partners’ Capital	(9,874,398)	(15,531,765)	(13,455,142)	(17,164,036)
Partners’ Capital, beginning of period	38,091,300	48,096,380	41,672,044	49,728,651

Partners’ Capital, end of period	28,216,902	$32,564,615	28,216,902	$32,564,615

Net asset value per unit (15,774.7577 and 22,675.9367 Units outstanding at June 30, 2011 and 2010, respectively)	$1,788.74	$1,436.09	$1,788.74	$1,436.09

Net income (loss) per unit *	$(464.26)	$(587.85)	$(193.69)	$(599.74)

Weighted average units outstanding	16,695.4484	23,354.9972	17,713.1717	23,787.6458

*	Based on change in net asset value per unit.
See accompanying notes to financial statements.

Tidewater Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
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
     As of June 30, 2011, all trading decisions for the Partnership are made by Chesapeake Capital Corporation (the “Advisor”). The Partnership’s trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with CGM.
     The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions.
     The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at June 30, 2011 and December 31, 2010 and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2011 and 2010. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2010.
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

Tidewater Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
(Unaudited)
2. Financial Highlights:
     Changes in the net asset value per unit for the three and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net realized and unrealized gains (losses) *	$(451.10)	$(578.12)	$(168.21)	$(579.36)
Interest income	0.08	0.46	0.49	0.69
Expenses **	(13.24)	(10.19)	(25.97)	(21.07)

Increase (decrease) for the period	(464.26)	(587.85)	(193.69)	(599.74)
Net asset value per unit, beginning of period	2,253.00	2,023.94	1,982.43	2,035.83

Net asset value per unit, end of period	$1,788.74	$1,436.09	$1,788.74	$1,436.09

*	Includes brokerage fees.

**	Excludes brokerage fees.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Ratios to average net assets:***
Net investment income (loss) ****	(7.8)%	(9.0)%	(8.2)%	(9.2)%

Operating expenses	7.8%	9.1%	8.3%	9.3%
Incentive fees	—%	—%	—%	—%

Total expenses and incentive fee	7.8%	9.1%	8.3%	9.3%

Total return:
Total return before incentive fees	(20.6)%	(29.0)%	(9.8)%	(29.5)%
Incentive fees	—%	—%	—%	—%

Total return after incentive fees	(20.6)%	(29.0)%	(9.8)%	(29.5)%

***	Annualized (other than incentive fees).

****	Interest income less total expenses.
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
     All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded during the three months ended June 30, 2011 and 2010 were 3,079 and 4,824, respectively. The average number of futures contracts traded during the six months ended June 30, 2011 and 2010 were 3,178 and 4,618, respectively. The monthly average number of metals forward contracts traded during the three months ended June 30, 2011 and 2010 were 104 and 361, respectively. The average number of metal forward contracts traded during the six months ended June 30, 2011 and 2010 were 134 and 316, respectively.
     Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions.

Tidewater Futures Fund L.P.
Notes to Financial Statements
June  30, 2011
(Unaudited)
     The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of June 30, 2011 and December 31, 2010.

June 30, 2011
Assets
Futures Contracts
Currencies	$346,984
Energy	97,801
Indices	783,441
Interest Rates U.S.	4,062
Interest Rates Non-U.S.	158,213
Livestock	10,500
Metals	37,880
Softs	354,432

Total unrealized appreciation on open futures contracts	$1,793,313

Liabilities
Futures Contracts
Currencies	$(258,893)
Energy	(207,645)
Grains	(677,559)
Indices	(5,076)
Interest Rates U.S.	(32,320)
Interest Rates Non-U.S.	(125,879)
Livestock	(171,800)
Metals	(54,560)
Softs	(391,657)

Total unrealized depreciation on open futures contracts	$(1,925,389)

Net unrealized depreciation on open futures contracts	$(132,076)*

Assets
Forward Contracts
Metals	$426,715

Total unrealized appreciation on open forward contracts	$426,715

Liabilities
Forward Contracts
Metals	$(234,307)

Total unrealized depreciation on open forward contracts	$(234,307)

Net unrealized appreciation on open forward contracts	$192,408 **

*	This amount is in “Net unrealized depreciation on open futures contracts” on the Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” on the Statements of Financial Condition.

Tidewater Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
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
     The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Sector	Gain (loss) from trading	Gain (loss) from trading	Gain (loss) from trading	Gain (loss) from trading
Currencies	$1,089,123	$(1,857,550)	$1,511,335	$(1,145,684)
Energy	(1,219,733)	(3,374,162)	1,558,112	(2,734,865)
Grains	(1,632,543)	(731,569)	(1,434,430)	(518,227)
Indices	(864,511)	(5,872,488)	(103,530)	(4,754,553)
Interest Rates U.S.	46,523	634,086	(54,485)	821,438
Interest Rates Non-U.S.	(993,537)	2,414,754	(1,363,605)	3,370,249
Livestock	(1,692,385)	(812,420)	(1,059,392)	(1,141,188)
Metals	(655,317)	(3,104,632)	461,336	(1,835,393)
Softs	(990,031)	(47,451)	(618,548)	(4,180,233)

Total	$(6,912,411) ***	$(12,751,432) ***	$(1,103,207) ***	$(12,118,456) ***

***	This amount is in “Total trading results” on the Statements of Income and Expenses and Changes in Partners’ Capital.

Tidewater Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
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
     The Partnership will separately present purchases, sales, issuances and settlements in its reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.
     The Partnership considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended June 30, 2011 and December 31, 2010, the Partnership did not hold any derivative instruments for which market quotations are not readily available and that are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2 ) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	06/30/2011	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Futures	$1,793,313	$1,793,313	$—	$—
Forwards	426,715	426,715	—	—

Total assets	2,220,028	2,220,028	—	—

Liabilities
Futures	1,925,389	1,925,389	—	—
Forwards	234,307	234,307	—	—

Total liabilities	2,159,696	2,159,696	—	—

Net fair value	$60,332	$60,332	$—	$—

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	12/31/2010*	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Futures	$7,718,729	$7,718,729	$—	$—
Forwards	1,063,713	1,063,713	—	—

Total assets	8,782,442	8,782,442	—	—

Liabilities
Futures	1,266,317	1,266,317	—	—
Forwards	1,120,174	1,120,174	—	—

Total liabilities	2,386,491	2,386,491	—	—

Net fair value	$6,395,951	$6,395,951	$—	$—

*	The amounts have been reclassified from December 31, 2010 prior year financial statements to conform to current year presentation.

Tidewater Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
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
     The risk to the limited partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under applicable law.
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
June 30, 2011
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
     The Partnership will separately present purchases, sales, issuances and settlements in its reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.
     The Partnership considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended June 30, 2011 and December 31, 2010, the Partnership did not hold any derivative instruments for which market quotations are not readily available and that are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
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
June 30, 2011
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
     Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are filed. The General Partner has assessed the subsequent events through the date of filing and determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.
     Recent Accounting Pronouncements. In May 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU ”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards” (“IFRS”). The amendments within this ASU change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between U.S. GAAP and IFRS. However, some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The ASU is effective for annual and interim periods beginning after December 15, 2011 for public entities. This new guidance is not expected to have a material impact on the Partnership’s financial statements.
     Net Income (Loss) per Unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources
     The Partnership does not engage in sales of goods or services. Its only assets are its equity in its trading account, consisting of cash and cash equivalents, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2011.
     The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading, and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.
     For the six months ended June 30, 2011, Partnership capital decreased 32.3% from $41,672,044 to $28,216,902. This decrease was attributable to a net loss from operations of $2,605,056, coupled with redemptions of 5,465.3364 Redeemable Units totaling $11,322,586 and 96.2853 General Partner unit equivalents totaling $200,000, which was partially offset by the subscriptions of 315.7304 Redeemable Units totaling $672,500. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.
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
      The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) and change in net unrealized gains (losses) in the Statements of Income and Expenses and Changes in Partners’ Capital.

Results of Operations
     During the Partnership’s second quarter of 2011, the net asset value per unit decreased 20.6% from $2,253.00 to $1,788.74 as compared to a decrease of 29.0% in the second quarter of 2010. The Partnership experienced a net trading loss before brokerage fees and related fees in the second quarter of 2011 of $6,912,411. Losses were primarily attributable to the trading of commodity futures in energy, grains, non-U.S. interest rates, livestock, metals, softs and indices and were partially offset by gains in currencies and U.S. interest rates. The Partnership experienced a net trading loss before brokerage fees and related fees in the second quarter of 2010 of $12,751,432. Losses were primarily attributable to the trading of commodity futures in currencies, energy, grains, livestock, metals, softs and indices and were partially offset by gains in U.S. and non-U.S. interest rates.
     The most significant losses were incurred within the agricultural markets, primarily during June, from long positions in wheat futures as prices fell on speculation that warm weather would aid U.S. crops. Losses were incurred in the energy markets primarily during May, from long futures positions in crude oil and its related products, as prices moved lower on speculation that a weakening global economy and the European debt crisis may lead to reduced energy demand. Within the global interest rate markets, losses were incurred primarily during April from short positions in European fixed-income futures as prices moved higher after Standard & Poor’s put a “negative” outlook on the United States’ AAA credit rating, prompting demand for an alternative to U.S. Treasuries. Within the global stock index markets, losses were incurred primarily during June from long positions in Pacific Rim and U.S. equity index futures as prices moved lower on concerns about the overall pace of the global economic recovery. Within the metals markets, losses were incurred primarily during May from long positions in silver futures as prices fell sharply from a 31-year high. A portion of the Partnership’s losses for the quarter was offset by gains achieved within the currency markets, primarily during April, from long positions in the Swiss franc, Norwegian krone, and Australian dollar versus the U.S. dollar as the value of these currencies rose against the U.S. dollar after better-than-expected corporate earnings reports and signs of global growth spurred demand for higher-yielding currencies.
     During the Partnership’s six months ended June 30, 2011, the net asset value per unit decreased 9.8% from $1,982.43 to $1,788.74 as compared to a decrease of 29.5% during the six months ended June 30, 2010. The Partnership experienced a net trading loss before brokerage fees and related fees for the six months ended June 30, 2011 of $1,103,207. Losses were primarily attributable to the trading of commodity futures in grains, U.S. and non-U.S. interest rates, livestock, softs and indices and were partially offset by gains in currencies, energy and metals. The Partnership experienced a net trading loss before brokerage fees and related fees for the six months ended June 30, 2010 of $12,118,456. Losses were primarily attributable to the trading of commodity futures in currencies, energy, grains, livestock, metals, softs and indices and were partially offset by gains in U.S. and non-U.S. interest rates.
     The most significant losses were incurred within the agricultural markets, primarily during June, from long positions in wheat futures as prices fell on speculation that warm weather would aid U.S. crops. Within the global interest rate markets, losses were incurred primarily during January from long positions in European fixed-income futures as prices declined after European Central Bank President Jean-Claude Trichet said inflationary pressures in the euro region may increase. Within the global stock index sector, losses were incurred primarily during June from long positions in Pacific Rim and U.S. equity index futures as prices moved lower on concerns about the overall pace of the global economic recovery. A portion of the Partnership’s losses during the first half of the year was offset by gains recorded within the energy markets during the first four months of the year from long futures positions in crude oil and its related products as prices rose amid an escalation in political instability in the Middle East and North Africa, prompting concerns that crude supplies may be disrupted. Within the currency markets, gains were achieved primarily during April from long futures positions in the Swiss franc, Norwegian krone, and Australian dollar versus the U.S. dollar as the value of these currencies rose against the U.S. dollar after better-than-expected corporate earnings reports and signs of global growth spurred demand for higher-yielding currencies. Within the metals markets, gains were achieved primarily during February and April from long futures positions in silver and gold as silver futures prices ultimately advanced to a 31-year high and gold futures prices reached an all-time high.
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
     Interest income on 80% of the average daily equity maintained in cash in the Partnership’s brokerage account was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income for the three and six months ended June 30, 2011 decreased by $9,443 and $7,215, respectively, as compared to the corresponding periods in 2010. The decrease in interest income is primarily due to lower U.S. Treasury bill rates during the three and six months ended June 30, 2011 as compared to the corresponding periods in 2010. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s account and upon interest rates over which neither the Partnership nor CGM has control.
     Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three and six months ended June 30, 2011 decreased by $225,817 and $414,445, respectively, as compared to the corresponding periods in 2010. The decrease in brokerage fees is due to lower average adjusted net assets during the three and six months ended June 30, 2011 as compared to the corresponding periods in 2010.
     Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three and six months ended June 30, 2011 decreased by $21,922 and $44,957, respectively, as compared to the corresponding periods in 2010. The decrease in management fees is due to lower average adjusted net assets during the three and six months ended June 30, 2011 as compared to the corresponding periods in 2010.
     Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the management agreement among the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three and six months ended June 30, 2011 or 2010. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.
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
     The risk to the limited partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under applicable law.
     Market movements result in frequent changes in the fair value of the Partnership’s open positions and, consequently, in its earnings and cash balances. The Partnership’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership’s open contracts and the liquidity of the markets in which it trades.
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

     Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2011 and December 31, 2010, and the highest, lowest and average values during the three months ended June 30, 2011 and the twelve months ended December 31, 2010. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of June 30, 2011, the Partnership’s total capitalization was $28,216,902. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.
June 30, 2011

			Three Months Ended June 30, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$1,072,722	3.80%	$1,376,843	$1,013,526	$1,140,963
Energy	730,508	2.59%	863,083	712,367	777,257
Grains	591,950	2.10%	913,800	591,950	800,900
Indices	1,860,894	6.60%	2,419,379	1,828,866	2,105,983
Interest Rates U.S.	80,200	0.28%	109,300	27,900	63,400
Interest Rates Non-U.S.	793,917	2.81%	882,746	565,670	668,169
Livestock	95,520	0.34%	260,300	48,187	175,030
Metals	800,404	2.84%	1,185,915	800,359	956,254
Softs	849,050	3.01%	1,117,936	811,330	907,802

Total	$6,875,165	24.37%

*	Average of month-end Values at Risk.
As of December 31, 2010, the Partnership’s total capitalization was $41,672,044.
December 31, 2010

			Twelve Months Ended December 31, 2010
		% of Total	High Value	Low Value	Average
Market Sector	Value at Risk	Capitalization	at Risk	at Risk	Value at Risk*
Currencies	$1,249,666	3.00%	$2,057,069	$867,991	$1,472,045
Energy	661,702	1.59%	1,012,471	173,691	554,668
Grains	1,104,950	2.65%	1,637,000	163,960	815,322
Indices	2,432,046	5.84%	14,744,438	1,055,959	3,158,056
Interest Rates U.S.	108,900	0.26%	196,300	58,400	123,815
Interest Rates Non-U.S.	697,780	1.67%	1,302,981	634,429	888,963
Livestock	208,500	0.50%	495,950	23,373	257,388
Metals	1,124,452	2.70%	2,458,619	601,999	1,466,625
Softs	1,513,817	3.63%	2,103,301	309,772	1,229,004

Total	$9,101,813	21.84%

*	Average of month-end Values at Risk.

Item 4. Controls and Procedures
     The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods expected in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.
     The General Partner is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.
     The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.
     The Partnership’s internal control over financial reporting is a process under the supervision of the General Partner’s CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. These controls include policies and procedures that:
•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

•	provide reasonable assurance that (i) transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and (ii) the Partnership’s receipts are handled and expenditures are made only pursuant to authorizations of the General Partner; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.
     There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     There are no material changes to the discussion set forth under Part I, Item 3, “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

Item 1A. Risk Factors
     There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     For the three months ended June 30, 2011, there were additional subscriptions of 128.3800 Redeemable Units totaling $287,500. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D.
     Proceeds of net offering were used for the trading of commodity interests, including futures contracts, options, forwards and swap contracts.
     The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of Shares
			of Shares (or Units)	(or Units) that
	(a) Total Number	(b) Average	Purchased as Part	May Yet Be
	of Shares	Price Paid per	of Publicly Announced	Purchased Under the
Period	(or Units) Purchased*	Share (or Unit)**	Plans or Programs	Plans or Programs

April 1, 2011 - April 30, 2011	318.2329	$2,471.52	N/A	N/A

May 1, 2011 - May 31, 2011	222.1927	$2,077.16	N/A	N/A

June 1, 2011 - June 30, 2011	623.8051	$1,788.74	N/A	N/A

	1,164.2307	$2,030.42

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day.
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
Exhibit 31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director)
Exhibit 31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director)
Exhibit 32.1 — Section 1350 Certification (Certification of President and Director)
Exhibit 32.2 — Section 1350 Certification (Certification of Chief Financial Officer and Director)

101.INS	XBRL	Instance Document.

101.SCH	XBRL	Taxonomy Extension Schema Document.

101.CAL	XBRL	Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL	Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL	Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIDEWATER FUTURES FUND L.P. By: Ceres Managed Futures LLC (General Partner)
By:	/s/ Walter Davis
Walter Davis
President and Director

Date: August 15, 2011
By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer and Director (Principal Accounting Officer)
Date: August 15, 2011