Form 10-Q
period 2011-09-30
TIDEWATER FUTURES FUND LP
filed 2011-11-14
CIK 1140509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2011

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

Yes     No X

     As of October 31, 2011, 15,612.7108 Limited Partnership Redeemable Units were outstanding.

TIDEWATER FUTURES FUND L.P.
FORM 10-Q
INDEX

Page
Number
PART I — Financial Information:
Item 1. Financial Statements:
Statements of Financial Condition at September 30, 2011 (unaudited) and December 31, 2010	3
Condensed Schedules of Investments at September 30, 2011 (unaudited) and December 31, 2010	4 – 5
Statements of Income and Expenses and Changes in Partners’ Capital for the three and nine months ended September 30, 2011 and 2010 (unaudited)	6
Notes to Financial Statements (unaudited)	7 – 14
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	15 – 17
Item 3. Quantitative and Qualitative Disclosures about Market Risk	18 – 19
Item 4. Controls and Procedures	20
PART II — Other Information	21 – 24
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

PART I
Item 1. Financial Statements
Tidewater Futures Fund L.P.
Statements of Financial Condition

	(Unaudited)
	September 30,	December 31,
	2011	2010
Assets:
Equity in trading account:
Cash	$18,657,304	$25,519,706
Cash margin	5,204,835	10,943,883
Net unrealized appreciation on open futures contracts	0	6,452,412

Total trading equity	23,862,139	42,916,001
Interest receivable	—	2,566

Total assets	$23,862,139	$42,918,567

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$1,305,702	$0
Net unrealized depreciation on open forward contracts	154,863	56,461
Accrued expenses:
Brokerage fees	93,340	232,170
Management fees	37,078	70,888
Other	61,147	97,200
Redemptions payable	63,387	789,804

Total liabilities	1,715,517	1,246,523

Partners’ Capital:
General Partner, 184.9703 and 281.2556 unit equivalents outstanding at September 30, 2011 and December 31, 2010, respectively	260,416	557,570
Limited Partners, 15,545.4614 and 20,739.3934 Redeemable Units outstanding at September 30, 2011 and December 31, 2010, respectively	21,886,206	41,114,474

Total partners’ capital	22,146,622	41,672,044

Total liabilities and partners’ capital	$23,862,139	$42,918,567

Net asset value per unit	$1,407.88	$1,982.43

See accompanying notes to financial statements.

Tidewater Futures Fund L.P.
Condensed Schedule of Investments
September 30, 2011
(Unaudited)

	Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	157	$(242,230)	(1.09)%
Energy	89	(702,001)	(3.17)
Grains	112	(511,875)	(2.31)
Indices	17	(18,360)	(0.08)
Interest Rates U.S.	84	233,594	1.05
Interest Rates Non-U.S.	621	127,666	0.58
Livestock	19	43,650	0.20
Metals	19	(68,500)	(0.31)
Softs	100	(360,589)	(1.63)

Total futures contracts purchased		(1,498,645)	(6.76)

Futures Contracts Sold
Currencies	169	60,262	0.27
Grains	21	43,375	0.20
Indices	85	22,947	0.10
Livestock	27	(52,400)	(0.24)
Softs	77	118,759	0.54

Total futures contracts sold		192,943	0.87

Unrealized Appreciation on Open Forward Contracts
Metals	98	603,389	2.72

Total unrealized appreciation on open forward contracts		603,389	2.72

Unrealized Depreciation on Open Forward Contracts
Metals	47	(758,252)	(3.42)

Total unrealized depreciation on open forward contracts		(758,252)	(3.42)

Net fair value		$(1,460,565)	(6.59)%

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

Tidewater Futures Fund L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Investment Income:
Interest income	$835	$8,649	$9,818	$24,847

Expenses:
Brokerage commissions including clearing fees	352,119	552,382	1,406,518	2,021,226
Management fees	134,595	160,037	514,614	585,013
Other expenses	39,034	103,139	115,448	179,927

Total expenses	525,748	815,558	2,036,580	2,786,166

Management fees waived	0	(53,970)	0	(53,970)

Net expenses	525,748	761,588	2,036,580	2,732,196

Net investment income (loss)	(524,913)	(752,939)	(2,026,762)	(2,707,349)

Trading Results
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(3,955,421)	(5,430,516)	1,276,991	(8,977,831)
Change in net unrealized gains (losses) on open contracts	(1,520,897)	7,908,748	(7,856,516)	(662,393)

Total trading results	(5,476,318)	2,478,232	(6,579,525)	(9,640,224)

Net income (loss)	(6,001,231)	1,725,293	(8,606,287)	(12,347,573)
Subscriptions — Limited Partners	452,229	1,203,000	1,124,729	1,783,000
Redemptions — Limited Partners	(521,278)	(2,118,158)	(11,843,864)	(5,539,328)
Redemptions — General Partners	0	0	(200,000)	(250,000)

Net increase (decrease) in Partners’ Capital	(6,070,280)	810,135	(19,525,422)	(16,353,901)
Partners’ Capital, beginning of period	28,216,902	32,564,615	41,672,044	49,728,651

Partners’ Capital, end of period	$22,146,622	$33,374,750	$22,146,622	$33,374,750

Net asset value per unit (15,730.4317 and 22,003.9140 units outstanding at September 30, 2011 and 2010, respectively)	$1,407.88	$1,516.76	$1,407.88	$1,516.76

Net income (loss) per unit *	$(380.86)	$80.67	$(574.55)	$(519.07)

Weighted average units outstanding	15,873.3636	22,692.1401	17,089.2039	23,422.4772

*	Based on change in net asset value per unit.
See accompanying notes to financial statements.

Tidewater Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
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
     As of September 30, 2011, all trading decisions for the Partnership are made by Chesapeake Capital Corporation (the “Advisor”). The Partnership’s trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with CGM.
     The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions.
     The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2011 and December 31, 2010 and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2011 and 2010. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2010.
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

Tidewater Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
(Unaudited)
2. Financial Highlights:
     Changes in the net asset value per unit for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net realized and unrealized gains (losses) *	$(369.97)	$89.52	$(538.18)	$(489.84)
Interest income	0.05	0.39	0.54	1.08
Expenses **	(10.94)	(9.24)	(36.91)	(30.31)

Increase (decrease) for the period	(380.86)	80.67	(574.55)	(519.07)
Net asset value per unit, beginning of period	1,788.74	1,436.09	1,982.43	2,035.83

Net asset value per unit, end of period	$1,407.88	$1,516.76	$1,407.88	$1,516.76

*	Includes brokerage fees.

**	Excludes brokerage fees.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010		2011	2010
Ratios to average net assets:***
Net investment income (loss) ****	(7.7)%	(9.5)%		(8.0)%	(9.2)%

Operating expenses	7.7%	9.6	%*****	8.1%	9.3	%*****
Incentive fees	—%	—%		—%	—%

Total expenses and incentive fee	7.7%	9.6%		8.1%	9.3%

Total return:
Total return before incentive fees	(21.3)%	5.6%		(29.0)%	(25.5)%
Incentive fees	—%	—%		—%	—%

Total return after incentive fees	(21.3)%	5.6%		(29.0)%	(25.5)%

***	Annualized (other than incentive fees).

****	Interest income less total expenses.

*****	Percentages are after management fee waivers. For the period from August 1, 2010 through September 30, 2010, the Advisor temporarily reduced the management fee it receives from the Partnership from an annual rate of 2% of adjusted net assets to an annual rate of 1% of adjusted net assets.
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
     All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded during the three months ended September 30, 2011 and 2010 were 2,002 and 3,392, respectively. The average number of futures contracts traded during the nine months ended September 30, 2011 and 2010 were 2,786 and 4,209, respectively. The monthly average number of metals forward contracts traded during the three months ended September 30, 2011 and 2010 were 98 and 180, respectively. The average number of metal forward contracts traded during the nine months ended September 30, 2011 and 2010 were 122 and 271, respectively.
     Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions.

Tidewater Futures Fund L.P.
Notes to Financial Statements
September  30, 2011
(Unaudited)
     The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of September 30, 2011 and December 31, 2010.

September 30,
2011
Assets
Futures Contracts
Currencies	$517,516
Grains	70,737
Indices	101,477
Interest Rates U.S.	233,594
Interest Rates Non-U.S.	234,815
Livestock	43,650
Softs	118,759

Total unrealized appreciation on open futures contracts	$1,320,548

Liabilities
Futures Contracts
Currencies	$(699,484)
Energy	(702,001)
Grains	(539,237)
Indices	(96,890)
Interest Rates Non-U.S.	(107,149)
Livestock	(52,400)
Metals	(68,500)
Softs	(360,589)

Total unrealized depreciation on open futures contracts	$(2,626,250)

Net unrealized depreciation on open futures contracts	$(1,305,702)*

September 30,
2011
Assets
Futures Contracts
Metals	$603,389

Total unrealized appreciation on open forward contracts	$603,389

Liabilitiies
Futures Contracts
Metals	$(758,252)

Total unrealized depreciation on open forward contracts	$(758,252)

Net unrealized depreciation on open forward contracts	$(154,863)**

*	This amount is in “Net unrealized depreciation on open futures contracts” on the Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” on the Statements of Financial Condition.

Tidewater Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
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
     The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Sector	Gain (loss) from trading	Gain (loss) from trading	Gain (loss) from trading	Gain (loss) from trading
Currencies	$(2,256,330)	$46,596	$(744,996)	$(1,099,088)
Energy	(789,081)	116,290	769,031	(2,618,575)
Grains	(704,236)	(1,099,861)	(2,138,665)	(1,618,088)
Indices	(2,910,763)	1,803,244	(3,014,293)	(2,951,309)
Interest Rates U.S.	892,977	456,156	838,492	1,277,594
Interest Rates Non-U.S.	2,604,105	164,389	1,240,500	3,534,638
Livestock	(173,235)	78,272	(1,232,627)	(1,062,916)
Metals	(939,403)	1,272,060	(478,067)	(563,333)
Softs	(1,200,352)	(358,914)	(1,818,900)	(4,539,147)

Total	$(5,476,318) ***	$2,478,232 ***	$(6,579,525) ***	$(9,640,224) ***

***	This amount is in “Total trading results” on the Statements of Income and Expenses and Changes in Partners’ Capital.

Tidewater Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
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
     The Partnership considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended September 30, 2011 and December 31, 2010, the Partnership did not hold any derivative instruments for which market quotations were not readily available and that were priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2 ) or that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	09/30/2011	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Futures	$1,320,548	$1,320,548	$—	$—
Forwards	603,389	603,389	—	—

Total assets	1,923,937	1,923,937	—	—

Liabilities
Futures	2,626,250	2,626,250	—	—
Forwards	758,252	758,252	—	—

Total liabilities	3,384,502	3,384,502	—	—

Net fair value	$(1,460,565)	$(1,460,565)	$—	$—

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	12/31/2010*	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Futures	$7,718,729	$7,718,729	$—	$—
Forwards	1,063,713	1,063,713	—	—

Total assets	8,782,442	8,782,442	—	—

Liabilities
Futures	1,266,317	1,266,317	—	—
Forwards	1,120,174	1,120,174	—	—

Total liabilities	2,386,491	2,386,491	—	—

Net fair value	$6,395,951	$6,395,951	$—	$—

*	The amounts have been reclassified from December 31, 2010 financial statements to conform to current year presentation.

Tidewater Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
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
     The risk to the limited partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.
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
     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership has credit risk and concentration risk as CGM or a CGM affiliate is the sole counterparty or broker with respect to the Partnership’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that through CGM, the Partnership’s counterparty is an exchange or clearing organization.
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
September 30, 2011
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
     The Partnership considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended September 30, 2011 and December 31, 2010, the Partnership did not hold any derivative instruments for which market quotations were not readily available and that were priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
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
September 30, 2011
(Unaudited)
as a tax benefit or expense in the current year. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements.
     The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. Generally, the 2008 through 2010 tax years remain subject to examination by U.S. federal and most state tax authorities. Management does not believe that there are any uncertain tax positions that require recognition of a tax liability.
     Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are filed. The General Partner has assessed the subsequent events through the date of filing and determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.
     Recent Accounting Pronouncements. In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU ”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards” (“IFRS”). The amendments within this ASU change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between U.S. GAAP and IFRS. However, some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The ASU is effective for annual and interim periods beginning after December 15, 2011 for public entities. This new guidance is not expected to have a material impact on the Partnership’s financial statements.
     In October 2011, FASB issued a proposed ASU intended to improve and converge financial reporting by setting forth consistent criteria for determining whether an entity is an investment company. Under longstanding U.S. GAAP, investment companies carry all of their investments at fair value, even if they hold a controlling interest in another company. The primary changes being proposed by the FASB relate to which entities would be considered investment companies as well as certain disclosure and presentation requirements. In addition to the changes to the criteria for determining whether an entity is an investment company, the FASB also proposes that an investment company consolidate another investment company if it holds a controlling financial interest in the entity. The Partnership is currently evaluating the impact that this proposed update would have on the financial statements.
     Net Income (Loss) per Unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources
     The Partnership does not engage in sales of goods or services. Its only assets are its equity in its trading account, consisting of cash and cash equivalents, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2011.
     The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading, and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.
     For the nine months ended September 30, 2011, Partnership capital decreased 46.9% from $41,672,044 to $22,146,622. This decrease was attributable to a net loss from operations of $8,606,287 coupled with redemptions of 5,761.8657 Redeemable Units totaling $11,843,864 and 96.2853 General Partner unit equivalents totaling $200,000, which was partially offset by the subscriptions of 567.9337 Redeemable Units totaling $1,124,729. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.
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

Results of Operations
     During the Partnership’s third quarter of 2011, the net asset value per unit decreased 21.3% from $1,788.74 to $1,407.88 as compared to an increase of 5.6% in the third quarter of 2010. The Partnership experienced a net trading loss before brokerage fees and related fees in the third quarter of 2011 of $5,476,318. Losses were primarily attributable to the trading of commodity futures in currencies, energy, grains, livestock, metals, softs and indices, and were partially offset by gains in U.S. and non-U.S. interest rates. The Partnership experienced a net trading gain before brokerage fees and related fees in the third quarter of 2010 of $2,478,232. Gains were primarily attributable to the trading of commodity futures in energy, U.S. and non-U.S. interest rates, livestock, metals and indices and were partially offset by gains in currencies, grains and softs.
     During the third quarter, the Partnership posted a loss in net asset value per unit as losses in stock indices, agriculturals, currencies, metals, and energies offset gains recorded within the global interest rate sector. The most significant losses were incurred within the global stock index markets, primarily during July and August, due to long positions in European and U.S. equity index futures as prices dropped amid Standard & Poor’s downgrade of the United States’ sovereign credit rating and concern about the European sovereign debt crisis. Within the agricultural markets, losses were incurred primarily during September due to long futures positions in corn and soybeans as prices declined on speculation that Europe’s sovereign debt crisis may hinder the global economy, reducing demand for the grains. Within the currency markets, losses were experienced during August primarily from long positions in the Russian ruble, Mexican peso, and South African rand versus the U.S. dollar as the value of the U.S. dollar was boosted higher against these currencies by increased “safe haven” demand following central bank intervention in the Japanese yen and amid concerns related to the European debt crisis. Additional losses were incurred, primarily during August and September, from long positions in the euro versus most other currencies as the value of the euro fell amid concern of a deepening debt crisis in Europe. During September, long positions in the New Zealand dollar, Australian dollar, and Brazilian real versus the U.S. dollar resulted in losses as the value of these “commodity currencies” moved lower in tandem with declining commodity prices. Losses were also incurred in the metals sector, primarily during September, from long futures positions in gold and silver after prices moved lower amid a rise in the value of the U.S. dollar, which reduced demand for the precious metals. Within the energy markets, losses were experienced primarily during August and September due to long futures positions in crude oil and its related products as prices fell on concern energy demand may falter amid slowing economic growth in the U.S. A portion of the Partnership’s losses for the quarter was offset by gains achieved within the global interest rate sector throughout the majority of the quarter from long positions in European, U.S., and Australian fixed income futures as prices advanced higher due to concern about the European sovereign debt crisis and a faltering global economy.
     During the Partnership’s nine months ended September 30, 2011, the net asset value per unit decreased 29.0% from $1,982.43 to $1,407.88 as compared to a decrease of 25.5% during the nine months ended September 30, 2010. The Partnership experienced a net trading loss before brokerage fees and related fees for the nine months ended September 30, 2011 of $6,579,525. Losses were primarily attributable to the trading of commodity futures in currencies, grains, livestock, metals, softs and indices and were partially offset by gains in energy U.S. and non-U.S. interest rates. The Partnership experienced a net trading loss before brokerage fees and related fees for the nine months ended September 30, 2010 of $9,640,224. Losses were primarily attributable to the trading of commodity futures in currencies, energy, grains, livestock, metals, softs and indices, and were partially offset by gains in U.S. and non-U.S. interest rates.
     During the first nine months of the year, the Partnership posted a loss in net asset value per unit as losses in agriculturals, stock indices, metals, currencies, and energies offset gains in the global interest rate sector. The most significant losses were incurred within the agricultural complex, primarily during June, from long positions in wheat futures as prices fell on speculation that warm weather would aid U.S. crops. Additional losses were recorded during September due to long futures positions in corn and soybeans as prices declined on speculation that Europe’s sovereign debt crisis may hinder the global economy, reducing demand for the grains. Within the global stock index sector, losses were incurred primarily during June from long positions in Pacific Rim and U.S. equity index futures as prices moved lower on concerns about the overall pace of the global economic recovery. During July and August, long positions in European and U.S. equity index futures resulted in additional losses as prices dropped amid Standard & Poor’s downgrade of the United States’ sovereign credit rating and concern about the European sovereign debt crisis. Within the metals markets, losses were experienced primarily during May from long positions in silver futures as prices fell sharply from a 31-year high. In September, long futures positions in gold and silver resulted in losses after prices moved amid a rise in the value of the U.S. dollar, which reduced demand for the precious metals. Losses were incurred within the currency sector during May due to long positions in the euro and British pound versus the U.S. dollar as the value of these currencies moved lower against the U.S. dollar after Standard & Poor’s downgraded Greece’s credit rating. In August, long positions in the Australian dollar, New Zealand dollar, and Canadian dollar versus the U.S. dollar resulted in losses as the value of the U.S. dollar was boosted higher against these currencies by increased “safe haven” demand following central bank intervention in the Japanese yen. During September, additional losses were incurred due to long positions in the Singapore dollar, Norwegian krone, and New Zealand dollar versus the U.S. dollar after the value of these currencies declined against the U.S. dollar as a deepening debt crisis in Europe diminished demand for higher-yielding currencies. Within the energy markets, losses were recorded during May, June, August, and September from long futures positions in crude oil and its related products as prices moved lower amid signs of a slowing global economic recovery and concern energy demand may falter. A portion of the Partnership’s losses during the first nine months of the year was offset by gains recorded within the global interest rate sector, primarily during the third quarter, from long positions in European, U.S., and Australian fixed income futures as prices advanced higher due to concern about the European sovereign debt crisis and a faltering global economy.

     Commodity futures markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility for profit or loss. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisor to identify those price trends correctly. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisor is able to identify them, the Partnership expects to increase capital through operations.
     Interest income on 80% of the average daily equity maintained in cash in the Partnership’s brokerage account was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income for the three and nine months ended September 30, 2011 decreased by $7,814 and $15,029, respectively, as compared to the corresponding periods in 2010. The decrease in interest income is primarily due to lower U.S. Treasury bill rates during the three and nine months ended September 30, 2011, as compared to the corresponding periods in 2010. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s account and upon interest rates over which neither the Partnership nor CGM has control.
     Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three and nine months ended September 30, 2011 decreased by $200,263 and $614,708, respectively, as compared to the corresponding periods in 2010. The decrease in brokerage fees is due to lower average adjusted net assets during the three and nine months ended September 30, 2011, as compared to the corresponding periods in 2010.
     Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three and nine months ended September 30, 2011 decreased by $25,442 and $70,399, respectively, as compared to the corresponding periods in 2010. The decrease in management fees is due to lower average adjusted net assets during the three and nine months ended September 30, 2011, as compared to the corresponding periods in 2010.
     Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the management agreement among the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three and nine months ended September 30, 2011 or 2010. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.
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
     The risk to the limited partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.
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

     Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2011 and December 31, 2010, and the highest, lowest and average values during the three months ended September 30, 2011 and the twelve months ended December 31, 2010. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of September 30, 2011, the Partnership’s total capitalization was $22,146,622. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.
September 30, 2011

			Three Months Ended September 30, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$1,026,674	4.64%	$1,379,868	$999,083	$1,159,847
Energy	541,704	2.45%	728,508	541,704	615,173
Grains	186,400	0.84%	539,200	186,400	376,733
Indices	558,991	2.52%	1,854,551	295,731	950,936
Interest Rates U.S.	166,900	0.75%	166,900	78,000	140,950
Interest Rates Non-U.S.	957,799	4.32%	1,020,702	765,801	916,804
Livestock	39,970	0.18%	93,070	39,970	39,970
Metals	369,061	1.67%	813,138	360,549	631,445
Softs	401,100	1.81%	827,662	400,792	531,067

Total	$4,248,599	19.18%

*	Average of month-end Values at Risk.
As of December 31, 2010, the Partnership’s total capitalization was $41,672,044.
December 31, 2010

			Twelve Months Ended December 31, 2010
		% of Total	High Value	Low Value	Average
Market Sector	Value at Risk	Capitalization	at Risk	at Risk	Value at Risk*
Currencies	$1,249,666	3.00%	$2,057,069	$867,991	$1,472,045
Energy	661,702	1.59%	1,012,471	173,691	554,668
Grains	1,104,950	2.65%	1,637,000	163,960	815,322
Indices	2,432,046	5.84%	14,744,438	1,055,959	3,158,056
Interest Rates U.S.	108,900	0.26%	196,300	58,400	123,815
Interest Rates Non-U.S.	697,780	1.67%	1,302,981	634,429	888,963
Livestock	208,500	0.50%	495,950	23,373	257,388
Metals	1,124,452	2.70%	2,458,619	601,999	1,466,625
Softs	1,513,817	3.63%	2,103,301	309,772	1,229,004

Total	$9,101,813	21.84%

*	Annual average of month-end Values at Risk.

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
     The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2011 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.
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
     There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as updated by the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011.
Subprime-Mortgage Related Actions
     On October 19, 2011, the SEC and Citigroup announced a settlement, subject to judicial approval, in connection with the SEC’s investigation into the structuring and sale of CDOs. Pursuant to the proposed settlement, CGM agreed to pay $160 million in disgorgement, $30 million in prejudgment interest, and a civil penalty of $95 million relating to CGM’s role in the structuring and sale of the Class V Funding III CDO transaction. Additional information relating to this matter is publicly available in court filings under the docket number 11 Civ. 7387 (S.D.N.Y.) (Rakoff, J.).

Item 1A. Risk Factors
     There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     For the three months ended September 30, 2011, there were additional subscriptions of 252.2033 Redeemable Units totaling $452,229. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D.
     Proceeds of net offering were used for the trading of commodity interests, including futures contracts, options, forwards and swap contracts.
     The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of Shares
			of Shares (or Units)	(or Units) that
	(a) Total Number	(b) Average	Purchased as Part	May Yet Be
	of Shares	Price Paid per	of Publicly Announced	Purchased Under the
Period	(or Units) Purchased*	Share (or Unit)**	Plans or Programs	Plans or Programs

July 1, 2011 - July 31, 2011	68.2632	$1,864.11	N/A	N/A

August 1, 2011 - August 31, 2011	183.2433	$1,804.38	N/A	N/A

September 1, 2011 - September 30, 2011	45.0228	$1,407.88	N/A	N/A

	296.5293	$1,757.93

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day.
Item 3. Defaults Upon Senior Securities — None
Item 4. [Removed and Reserved]
Item 5. Other Information— None

Item 6. Exhibits

3.1		Second Amended and Restated Limited Partnership Agreement (filed as Exhibit 3.2 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

3.2		Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of the State of New York (filed as Exhibit 3.1 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

	(a)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated February 26, 1999 (filed as Exhibit 3.1(a) to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

	(b)	Certificate of Change of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated January 31, 2000 (filed as Exhibit 3.2(g) to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(c)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated April 1, 2001 (filed as Exhibit 3.1(b) to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

	(d)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 3.2(c) to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(e)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.1(c) to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

	(f)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.2(e) to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(g)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 30, 2009 (filed as Exhibit 99.1(a) to the current report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

	(h)	Certificate of Amendment of the Certificate of Limited Partnership dated June 30, 2010 (filed as Exhibit 3.2(h) to the current report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

	(i)	Certificate of Amendment of the Certificate of Limited Partnership dated September 2, 2011 (filed as Exhibit 3.1 to the current report on Form 8-K filed on September 17, 2011 and incorporated herein by reference).

10.1		Amended and Restated Management Agreement among the Partnership, the General Partner and Chesapeake Capital Corporation (filed as Exhibit 10.1 to the current report on Form 8-K filed on September 16, 2010 and incorporated herein by reference).

10.1(a)		Letter extending the Management Agreement between the General Partner and Chesapeake Capital Corporation (filed as Exhibit 10.1 (c) to the annual report on Form 10-K, filed March 31, 2011 and incorporated herein by reference).

10.2		Second Amended and Restated Customer Agreement between the Partnership and Salomon Smith Barney Inc. (filed as Exhibit 10.2 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

10.3		Amended and Restated Agency Agreement between the Partnership, Smith Barney Futures Management LLC and Salomon Smith Barney Inc. (filed as Exhibit 10.3 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

10.4		Form of Subscription Agreement (filed as Exhibit 10.4 to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.5		Joinder Agreement among Citigroup Managed Futures LLC (the former name of the General Partner), Citigroup Global Markets Inc. and Morgan Stanley Smith Barney LLC (filed as Exhibit 10 to the quarterly report on Form 10-Q filed on August 14, 2009 and in corporated herein by reference).
Exhibit 31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director)
Exhibit 31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer)
Exhibit 32.1 — Section 1350 Certification (Certification of President and Director)
Exhibit 32.2 — Section 1350 Certification (Certification of Chief Financial Officer)

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

TIDEWATER FUTURES FUND L.P. By: Ceres Managed Futures LLC (General Partner)
By:	/s/ Walter Davis
Walter Davis
President and Director

Date: November 14, 2011
By:	/s/ Brian Centner
Brian Centner
Chief Financial Officer (Principal Accounting Officer)
Date: November 14, 2011