Form 10-K
period 2011-12-31
TIDEWATER FUTURES FUND LP
filed 2012-03-30
CIK 1140509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

522 Fifth Avenue - 14th Floor

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

Yes  X             No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  X             No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [X].

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

Yes                  No  X

Limited Partnership Redeemable Units with an aggregate value of $27,886,038 were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 29, 2012, 15,679.9738 Limited Partnership Redeemable Units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

[None]

PART I

Item 1. Business.

(a) General Development of Business. Tidewater Futures Fund L.P. (the “Partnership”) is a limited partnership organized on February 23, 1995 under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, metals and softs. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk.

During the initial offering period (April 17, 1995 to July 1, 1995), the Partnership sold 5,111 redeemable units of limited partnership interest (“Redeemable Units”) at $1,000 per Redeemable Unit. The Partnership privately and continuously offers Redeemable Units in the Partnership to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership. Subscriptions and redemptions of Redeemable Units and General Partner contributions and redemptions for the years ended December 31, 2011, 2010 and 2009 are reported in the Statements of Changes in Partners’ Capital on page 24 under “Item 8. Financial Statements and Supplementary Data.”

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Inc. (“Citigroup”) indirectly owns a minority equity interest in MSSB Holdings. Citigroup also indirectly owns Citigroup Global Markets Inc. (“CGM”), the commodity broker and selling agent for the Partnership. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup. As of December 31, 2011, all trading decisions for the Partnership are made by the Advisor (defined below).

For the period from July 12, 2010 through September 14, 2010 and an order to reduce the Partnership’s exposure to volatile market conditions, Chesapeake Capital Corporation (“Chesapeake” or the “Advisor”), in consultation with the General Partner, reduced temporarily the overall leverage of the Partnership’s assets traded pursuant to the Advisor’s Diversified 2XL Program (the “Program”) from 75% of the customary leverage utilized by the Program, to 50% of the customary leverage utilized by the Program. As the market appeared to stabilize in the latter part of 2010, the Advisor in consultation with the General Partner began to increase the leverage employed on behalf of the Partnership. Effective September 15, 2010, the Advisor, in consultation with the General Partner, increased the overall leverage of the Partnership’s assets traded pursuant to the Program from 50% of the customary leverage utilized by the Program to 62.5% of the customary leverage utilized by the Program. Effective October 12, 2010, the Advisor, in consultation with the General Partner, increased the overall leverage of the Partnership assets traded pursuant to the Program to 75% of the customary leverage utilized by the Program. The Advisor, in further consultation with the General Partner, will determine if, and at what time, the leverage may be further readjusted. Such adjustments to the leverage employed will not exceed 100% of the customary leverage utilized by the Advisor in the Program.

As used herein, the term “customary leverage” refers to the typical trading level used by the Advisor to determine the number of futures contracts to be entered into on behalf of the Partnership at any given account size pursuant to the Diversified 2XL Program. “Customary leverage” for the Diversified 2XL Program is two times the leverage employed on behalf of a similarly sized account that is traded pursuant to the Advisor’s Diversified Program (i.e., the Advisor will typically establish twice as many futures contracts for a Diversified 2XL account as for a similarly sized account traded pursuant to the Diversified Program).

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal year ended December 31, 2011.

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

For the period January 1, 2011 through December 31, 2011, the approximate average market sector distribution for the Partnership was as follows:

The General Partner has entered into a management agreement (the “Management Agreement”) with the Advisor, a registered commodity trading advisor, who will make all commodity trading decisions for the Partnership. A description of the trading activities and focus of the Advisor is included on page 10, under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Advisor is not affiliated with the General Partner or CGM. The Advisor is not responsible for the organization or operation of the Partnership.

In allocating the assets of the Partnership to the Advisor, the General Partner considers past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor and may allocation assets to additional advisors at any time.

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

The Partnership has entered into a customer agreement (the “Customer Agreement”) with CGM which provides that the Partnership will pay CGM a monthly brokerage fee equal to 6.5% per year of month-end Net Assets, in lieu of brokerage fees on a per trade basis. Effective February 1, 2011, the Partnership reduced the monthly brokerage fee paid to CGM to 5.0% per year of month-end Net Assets. Month-end Net Assets, for the purpose of calculating brokerage fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage fees, incentive fee accrual, the monthly management fee and other expenses and any redemptions or distributions as of the end of such month. CGM will pay a portion of its brokerage fees to other properly registered selling agents and to financial advisors who have sold Redeemable Units. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. This fee may be increased or decreased at any time at CGM’s discretion upon written notice to the Partnership. The Partnership will pay for National Futures Association (“NFA”) fees, exchange fees, clearing fees, give-up fees, user fees and floor brokerage fees (collectively, the “clearing fees”). All of the Partnership’s assets are deposited in the Partnership’s account at CGM. The Partnership’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. CGM will pay the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s brokerage account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses an open futures and forward contracts. The Customer Agreement may be terminated upon notice by either party.

(b) Financial Information About Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2011, 2010, 2009, 2008, and 2007 is set forth under “Item 6. Selected Financial Data.” The Partnership’s Capital as of December 31, 2011 was $23,517,223.

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

An investor may lose all of its investment.

Due to the speculative nature of trading commodity interests, an investor could lose all of its investment in the Partnership.

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

Regulatory changes could adversely affect the Partnership by restricting its markets or activities, limiting its trading and/or increasing the taxes to which investors are subject. Pursuant to the mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010, the Commodity Futures Trading Commission (“CFTC”) and the Securities and Exchange Commission (the “SEC”) are in the process of promulgating rules to regulate swaps dealers, to require that swaps be traded on an exchange or swap execution facilities, to mandate additional reporting and disclosure requirements and to require that derivatives (such as those traded by the Partnership) be moved into central clearinghouses. These rules may negatively impact the manner in which swap contracts are traded and/or settled and limit trading by speculators (such as the Partnership) in futures and over-the-counter markets.

Speculative position and trading limits may reduce profitability.

The CFTC and U.S. exchanges have established speculative position limits on the maximum net long or net short positions which any person may hold or control in particular futures and options on futures. In addition the CFTC has adopted new speculative position limits on economically equivalent futures, options and swaps. The trading instructions of the Advisor may have to be modified, and positions held by the Partnership may have to be liquidated in order to avoid exceeding these limits. Such modification or liquidation could adversely affect the operations and profitability of the Partnership by increasing transaction costs to liquidate positions and foregoing potential profits.

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

In May 2007, CGM finalized settlements agreement with the NYSE and the New Jersey Bureau of Securities relating to alleged improper market-timing of mutual funds by certain of its brokers prior to September 2003. The allegations included failure to supervise trading of mutual fund shares and variable annuity mutual fund sub-accounts, failure to prevent market-timing by its brokers and failure to comply with applicable recordkeeping requirements. CGM neither admitted nor denied any wrongdoing or liability, and paid $50 million in disgorgement and penalties.

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

Beginning in March 2008, Citigroup and certain of its affiliates, including CGM, have been named as defendants in numerous actions and proceedings brought by Citigroup shareholders and customers concerning auction-rate securities (“ARS”), many of which have been resolved. These have included, among others: (i) numerous lawsuits and arbitrations filed by customers of Citigroup and its affiliates seeking damages in connection with investments in ARS; (ii) a consolidated putative class action asserting claims for federal securities violations, which has been dismissed and is now pending on appeal; (iii) two putative class actions asserting violations of Section 1 of the Sherman Act, which have been dismissed and are now pending on appeal; and (iv) a derivative action filed against certain Citigroup officers and directors, which has been dismissed. In addition, based on an investigation, report and recommendation from a committee of Citigroup’s Board of Directors, the Board refused a shareholder demand that was made after dismissal of the derivative action. Additional information relating to certain of these actions is publicly available in court filings under the docket numbers 08 Civ. 3095 (S.D.N.Y.) (Swain, J.), 10-722 (2d Cir.); 10-867 (2d Cir.); 11-1270 (2d Cir.).

Subprime Mortgage-Related Litigation and Other Matters

The SEC, among other regulators, is investigating Citigroup’s subprime and other mortgage-related conduct and business activities, as well as other business activities affected by the credit crisis, including an ongoing inquiry into Citigroup’s structuring and sale of CDOs. Citigroup is cooperating fully with the SEC’s inquiries.

On July 29, 2010, the SEC announced the settlement of an investigation into certain of Citigroup’s 2007 disclosures concerning its subprime-related business activities. The SEC alleged misleading statements about the extent of its holdings of assets backed by subprime mortgages. On October 19, 2010, the United States District Court for the District of Columbia entered a Final Judgment approving the settlement, pursuant to which Citigroup agreed to pay a $75 million civil penalty and to maintain certain disclosure policies, practices and procedures for a three-year period. Additional information relating to this action is publicly available in court filings under the docket number 10 Civ. 1277 (D.D.C.) (Huvelle, J.).

On October 19, 2011, the SEC and Citigroup announced a settlement, subject to judicial approval, in connection with the SEC’s investigation into the structuring and sale of CDOs. Pursuant to the proposed settlement, CGM agreed to pay $160 million in disgorgement, $30 million in prejudgment interest, and a civil penalty of $95 million relating to CGM’s role in the structuring and sale of the Class V Funding III CDO transaction. On November 28, 2011, the United States District Court for the Southern District of New York declined to approve the settlement on the grounds that the court was not presented with enough facts to approve the settlement. A trial date was set for July 16, 2012. On December 15 and 19, 2011, respectively, the SEC and s filed notices of appeal. On December 27, 2011, the United States Court of Appeals for the Second Circuit granted an emergency stay of further proceedings in the district court, pending the Second Circuit’s ruling on the SEC’s motion to stay the district court proceedings during the pendency of the appeals. Additional information relating to this matter is publicly available in court filings under the docket number 11 Civ. 7387 (S.D.N.Y.) (Rakoff, J.).

Citigroup and certain of its affiliates have also been named as defendants in actions brought by counterparties and investors that have suffered losses as a result of the credit crisis. Those actions include claims asserted by investors in CDO-related transactions, including Moneygram Payment Systems, Inc., which filed a lawsuit in Minnesota state court on October 26, 2011, alleging misstatements in connection with the sale of CDO securities. Additional information relating to this action is publicly available in court filings under docket number 102611H-10 (Minn. 4th Judicial District, Hennepin Cnty.). Additional actions asserting claims related to investments or participation in CDO-related transactions may be filed in the future.

On February 9, 2012, Citigroup announced that CitiMortgage, along with other mortgage servicers, had reached an agreement in principle with the United States and with the Attorneys General for 49 states (Oklahoma did not participate) and the District of Columbia to settle a number of related investigations into residential loan servicing and origination practices. In conjunction with this settlement, Citigroup and certain of its affiliates, including CGM, also entered into a settlement with the United States Attorney’s Office for the Southern District of New York of a “qui tam” action. This action alleged that, as a participant in the Direct Endorsement Lender program, CitiMortgage had certified to the United States Department of Housing and Urban Development and the Federal Housing Administration (“FHA”) that certain loans were eligible for FHA insurance when in fact they were not. The settlement releases Citigroup from claims arising out of its acts or omissions relating to the origination, underwriting, or endorsement of all FHA-insured loans prior to the effective date of the settlement. Under the settlement, Citigroup will pay the United States $158.3 million, for which Citigroup had fully provided as of December 31, 2011. CitiMortgage will continue to participate in the Direct Endorsement Lender program. Additional information relating to this action is publicly available in court filings under the docket number 11 Civ. 5423 (S.D.N.Y.) (Marrero, J.).

The Federal Reserve Bank, the OCC and the FDIC, among other federal and state authorities, are investigating issues related to the conduct of certain mortgage servicing companies, including Citigroup affiliates, in connection with mortgage foreclosures. Citigroup is cooperating fully with these inquiries.

Credit Crisis Related Matters

Beginning in the fourth quarter of 2007, certain of Citigroup’s, and CGM’s regulators and other state and federal government agencies commenced formal and informal investigations and inquiries, and issued subpoenas and requested information, concerning Citigroup’s subprime mortgage-related conduct and business activities. Citigroup and certain of its affiliates, including CGM, are involved in discussions with certain of its regulators to resolve certain of these matters.

Certain of these regulatory matters assert claims for substantial or indeterminate damages. Some of these matters already have been resolved, either through settlements or court proceedings, including the complete dismissal of certain complaints or the rejection of certain claims following hearings.

In the course of its business, CGM, as a major futures commission merchant and broker-dealer, is a party to various civil actions, claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of CGM. GCM may establish reserves from time to time in connections with such actions.

Item 4. Mine Safety Disclosures. Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units.

(b) Holders. The number of holders of Redeemable Units as of December 31, 2011 was 418.

(c) Distribution. The Partnership did not declare a distribution in 2011 or 2010. The Partnership does not intend to declare distributions in the forseeable future.

(d) Securities Authorized for Issuance under Equity Compensation Plans. None.

(e) Performance Graph. Not applicable.

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. For the year ended December 31, 2011, there were additional subscriptions of 1,382.0230 Redeemable Units totaling $2,225,336. For the year ended December 31, 2010, there were additional subscriptions of 1,353.3838 Redeemable Units totaling $2,106,000. For the year ended December 31, 2009, there were additional subscriptions of 1,526.6293 Redeemable Units totaling $2,841,000.

The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors, as described in Regulation D. In determining the applicability of the exception, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the additional subscriptions of Redeemable Units are used in the trading of commodity interests including futures contracts, options, and forward and swap contracts.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2011 - October 31, 2011	57.0506	$1,341.87	N/A	N/A
November 1, 2011 - November 30, 2011	276.8254	$1,472.50	N/A	N/A
December 1, 2011 - December 31, 2011	306.0812	$1,478.65	N/A	N/A

	639.9572	$1,463.80

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day.

Item 6. Selected Financial Data.

Net realized and unrealized trading gains (losses), interest income, net income (loss), increase (decrease) in net asset value per unit and net asset value per unit for the years ended December 31, 2011, 2010, 2009, 2008, and 2007, and total assets at December 31, 2011, 2010, 2009, 2008, and 2007 were as follows:

	2011	2010	2009	2008	2007
Net realized and unrealized trading gains (losses), net of brokerage fees (including clearing fees) of $1,711,163, $2,687,495, $3,565,935, $4,769,347, and $5,850,002, respectively	$(6,598,754)	$(1,353,930)	$1,032,616	$13,935,204	$(33,426,318)
Interest income	$9,928	$33,924	$38,284	$758,022	$3,077,631

	$(6,588,826)	$(1,320,006)	$1,070,900	$14,693,226	$(30,348,687)

Net income (loss)	$(7,399,527)	$(2,299,264)	$(192,757)	$13,050,579	$(35,224,227)

Increase (decrease) in net asset value per unit	$(503.78)	$(53.40)	$53.37	$330.33	$(817.81)

Net asset value per unit	$1,478.65	$1,982.43	$2,035.83	$1,982.46	$1,652.13

Total assets	$24,187,388	$42,918,567	$51,030,910	$67,349,349	$68,715,245

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

The General Partner manages all business of the Partnership. The General Partner has delegated its responsibility for the investment of the Partnership’s assets to Chesapeake. The General Partner employs a team of approximately 47 professionals whose primary emphasis is on attempting to maintain quality control among the advisors to the partnerships operated or managed by the General Partner. A full-time staff of due diligence professionals use proprietary technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provide processing of subscriptions and redemptions and reporting to limited partners and regulatory authorities. The General Partners also includes staff involved in marketing and sales support. In selecting the Advisor for the Partnership, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor at any time.

Responsibilities of the General Partner include:

•	due diligence examinations of the Advisor;

•	selection, appointment and termination of the Advisor;

•	negotiation of the management agreement; and

•	monitoring the activity of the Advisor.

In addition, the General Partner prepares the books and records and provides the administrative and compliance services that are required by law or regulation, from time to time, in connection with the operation of the Partnership. These services include the preparation of required books and records and reports to limited partners, government agencies and regulators; computation of net asset value; calculation of fees; assistance in connection with subscriptions; redemptions and limited partner communications; and preparation of offering documents and sales literature.

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

The Partnership does not engage in sales of goods or services. The Partnership’s assets are its equity in its trading account, consisting of cash and cash equivalents, net unrealized appreciation on open futures contracts and net unrealized appreciation on open forward contracts. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2011.

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

From January 1, 2011 through December 31, 2011, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 24.4%.

In the normal course of business, the Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments include forwards, futures, options and swaps, whose values are based upon an underlying asset, index or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specified terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include certain forward, swaps and option contracts. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 0.0% to 2.5% of its contracts are traded OTC.

The risk to the limited partners that have purchased Redeemable Units is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.

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

     No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem their Redeemable Units at the net asset value per Redeemable Unit as of the last day of any month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions generally are funded out of the Partnership’s cash holdings. For the year ended December 31, 2011, 6,401.8229 Redeemable Units were redeemed totaling $12,780,630 and 96.2853 General Partner unit equivalents were redeemed totaling $200,000. For the year ended December 31, 2010, 4,641.7005 Redeemable Units were redeemed totaling $7,613,343 and 117.7745 General Partner unit equivalents were redeemed totaling $250,000. For the year ended December 31, 2009, 9,474.3926 Redeemable Units were redeemed totaling $17,224,525 and 812.0052 General Partner unit equivalents were redeemed totaling $1,486,124.

For the year ended December 31, 2011, there were additional subscriptions of 1,382.0230 Redeemable Units totaling $2,225,336. For the year ended December 31, 2010, there were additional subscriptions of 1,353.3838 Redeemable Units totaling $2,106,000. For the year ended December 31, 2009, there were additional subscriptions of 1,526.6293 Redeemable Units totaling $2,841,000.

(c) Results of Operations.

For the year ended December 31, 2011, the net asset value per unit decreased 25.4% from $1,982.43 to $1,478.65. For the year ended December 31, 2010, the net asset value per unit decreased 2.6% from $2,035.83 to $1,982.43. For the year ended December 31, 2009, the net asset value per unit increased 2.7% from $1,982.46 to $2,035.83.

The Partnership experienced a net trading loss of $4,887,591 before brokerage fees and expenses for the year ended December 31, 2011. Losses were primarily attributable to the trading of commodity futures in currencies, grains, livestock, metals, softs and indices and were partially offset by gains in energy and U.S. and non-U.S. interest rates. The net trading gain (or loss) realized from the Partnership is disclosed on page 24 under “Item 8. Financial Statements and Supplementary Data.”

The most significant losses during the year were incurred within the agricultural complex during June from long positions in wheat futures as prices fell on speculation that warm weather would aid U.S. crops. Additional losses were recorded during September due to long futures positions in corn and soybeans as prices declined on speculation that Europe’s sovereign debt crisis may hinder the global economy, reducing demand for the grains. During December, losses were experienced from long positions in coffee futures as prices declined amid slowing demand. Within the global stock index sector, losses were incurred in June from long positions in Pacific Rim and U.S. equity index futures as prices moved lower on concern about the overall pace of the global economic recovery. During July and August, long positions in European and U.S. equity index futures resulted in additional losses as prices dropped amid Standard & Poor’s downgrade of the United States’ sovereign credit rating and concern about the European sovereign debt crisis. Losses were also incurred within the currency sector due to long positions in the euro and British pound versus the U.S. dollar as the value of these currencies moved lower against the U.S. dollar during May after Standard & Poor’s downgraded Greece’s credit rating. In August, long positions in the Australian dollar, New Zealand dollar, and Canadian dollar versus the U.S. dollar resulted in losses as the value of the U.S. dollar was boosted higher against these currencies by increased “safe haven” demand following central bank intervention in the Japanese yen. During September, additional losses were incurred in this sector due to long positions in the Singapore dollar, Norwegian krone, and New Zealand dollar versus the U.S. dollar after the value of these currencies declined against the U.S. dollar as a deepening debt crisis in Europe diminished demand for higher-yielding currencies. Further losses were incurred in currencies during October from short positions in the Turkish lira, Canadian dollar, and Russian ruble versus the U.S. dollar as the value of the U.S. dollar declined after European leaders’ efforts to resolve the sovereign debt crisis reduced demand for the U.S. currency as a “safe haven.” Within the metals markets, losses were experienced during May from long positions in silver futures as prices fell sharply from a 31-year high. In September, long futures positions in gold and silver resulted in losses after prices moved lower amid a rise in the value of the U.S. dollar, which reduced demand for the precious metals. A portion of the Partnership’s losses during the year was offset by gains recorded within the global interest rate sector throughout the third quarter from long positions in European, U.S., and Australian fixed income futures as prices advanced higher due to concern about the European sovereign debt crisis and a faltering global economy. Further gains were achieved within this sector during November and December from long positions in Australian and U.S. fixed income futures as prices rose on increased “safe-haven” demand while European leaders struggled to find funding for the euro-zone rescue plan. Within the energy markets, gains were experienced during the first four months of the year from long futures positions in crude oil and its related products as prices rose amid an escalation in political instability in the Middle East and North Africa.

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

Interest income on 80% of the average daily equity maintained in cash in the Partnership’s brokerage account was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income for the three and twelve months ended December 31, 2011 decreased by $8,967 and $23,996, respectively, as compared to the corresponding periods in 2010. The decrease in interest income is primarily due to lower U.S. Treasury bill rates and a lower average daily equity maintained in cash for the Partnership, during the three and twelve months ended December 31, 2011, as compared to the corresponding periods in 2010. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s accounts and upon interest rates over which neither the Partnership nor CGM has control.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three and twelve months ended December 31, 2011 decreased by $361,624 and $976,332, respectively, as compared to the corresponding periods in 2010. The decrease in brokerage fees is due to lower average adjusted net assets during the three and twelve months ended December 31, 2011, as compared to the corresponding periods in 2010.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three and twelve months ended December 31, 2011 decreased by $60,725 and $77,154, respectively, as compared to the corresponding periods in 2010. The decrease in management fees is due to lower average adjusted net assets for the three and twelve months ended December 31, 2011, as compared to the corresponding periods in 2010.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the Management Agreement among the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three and twelve months ended December 31, 2011 or 2010. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

The Partnership pays professional fees, which generally include legal and accounting expenses. Professional fees for the years ended December 31, 2011 and 2010 were $140,911 and $252,552, respectively.

The Partnership pays other expenses, which generally include filing, reporting and data processing fees. Other expenses for the years ended December 31, 2011 and 2010 were $39,113 and $18,875, respectively.

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

Such risks include:

Operational/Settlement Risk — the risk of financial and opportunity loss and legal liability attributable to operational problems, such as inaccurate pricing of transactions, untimely trade execution, clearance and/or settlement, or the inability to process large volumes of transactions. The Partnership is subject to increased risks with respect to its trading activities in emerging market securities, where clearance, settlement, and custodial risks are often greater than in more established markets. Additionally, the General Partner’s computer systems may be vulnerable to unauthorized access, mishandling or misuse, computer viruses or malware, cyber attacks and other events that could have a security impact on such systems. If one or more of such events occur, this potentially could jeopardize a limited partner’s personal, confidential, proprietary or other information processed and stored in, and transmitted through, the General Partner’s computer systems, and adversely affect the Partnership’s business, financial condition or results of operations.

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

Partnership’s Fair Value Measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. Accounting principles generally accepted in the United States of America (“GAAP”) also requires the use of judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that based on available information in the marketplace, the Partnership’s Level 1 assets and liabilities are actively traded.

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

The Partnership considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2011 and 2010, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

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

The risk to the limited partners that have purchased Redeemable Units is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.

Market movements result in frequent changes in the fair market value of the Partnership’s open positions and, consequently, in its earnings and cash balances. The Partnership’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects of the Partnership’s open positions and the liquidity of the markets in which it trades.

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

The fair value of the Partnership’s futures and forward positions does not have any optionality component. However, the Advisor may trade commodity options. The Value at Risk associated with options is reflected in the following table as the margin requirement attributable to the instrument underlying each option. Where this instrument is a futures contract, the futures margin have been used, and where this instrument is a physical commodity, the futures-equivalent maintenance margin has been used. This calculation is conservative in that it assumes that the fair value of an option will decline by the same amount as the fair value of the underlying instrument, whereas, in fact, the fair values of the options traded by the Partnership in almost all cases fluctuate to a lesser extent than those of the underlying instruments.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

Value at risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2011 and December 31, 2010, and the highest, lowest and average values during the years. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of December 31, 2011, the Partnership’s total capitalization was $23,517,223.

December 31, 2011

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,081,085	4.60%	$1,379,867	$832,855	$1,097,042
Energy	455,800	1.94%	863,083	450,550	622,684
Grains	351,542	1.50%	1,141,450	185,150	622,608
Indices	492,553	2.09%	2,710,265	295,731	1,524,778
Interest Rates U.S.	175,100	0.74%	179,800	29,500	109,475
Interest Rates Non-U.S.	1,031,701	4.39%	1,076,331	358,383	784,532
Livestock	41,700	0.18%	265,450	39,970	124,117
Metals	362,324	1.54%	1,316,070	354,331	791,992
Softs	555,733	2.36%	1,581,019	390,793	790,732

Total	$4,547,538	19.34%

*	Annual average of month-end Value at Risk

As of December 31, 2010, the Partnership’s total capitalization was $41,672,044.

December 31, 2010

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,249,666	3.00%	$2,057,069	$867,991	$1,472,045
Energy	661,702	1.59%	1,012,471	173,691	554,668
Grains	1,104,950	2.65%	1,637,000	163,960	815,322
Indices	2,432,046	5.84%	14,744,438	1,055,959	3,158,056
Interest Rates U.S.	108,900	0.26%	196,300	58,400	123,815
Interest Rates Non-U.S.	697,780	1.67%	1,302,981	634,429	888,963
Livestock	208,500	0.50%	495,950	23,373	257,388
Metals	1,124,452	2.70%	2,458,619	601,999	1,466,625
Softs	1,513,817	3.63%	2,103,301	309,772	1,229,004

Total	$9,101,813	21.84%

*	Annual average of month-end Value at Risk

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

The following were the primary trading risk exposures of the Partnership as of December 31, 2011, by market sector.

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

Stock Indices. The Partnership’s primary equity exposure is to equity price risk in the G-8 countries. The stock index futures traded by the Partnership are limited to futures on broadly based indices. As of December 31, 2011, the Partnership’s primary exposures were in the Chicago Mercantile Exchange stock indices. The General Partner anticipates little, if any, trading in non-G-8 stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being “whipsawed” into numerous small losses.)

Metals. The Partnership’s primary metal market exposure is to fluctuations in the price of gold, silver, zinc, copper and aluminum.

Softs. The Partnership’s primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Sugar, coffee and cotton accounted for the substantial bulk of the Partnership’s commodity exposure as of December 31, 2011.

  Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of December 31, 2011.

Foreign Currency Balances. The Partnership’s primary foreign currency balances are in British pounds, euro and Swiss francs. The Advisor regularly converts foreign currency balances to U.S. dollars in an attempt to control the Partnership’s non-trading risk.

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

Item 8. Financial Statements and Supplementary Data.

TIDEWATER FUTURES FUND L.P.

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm, for the years ended December 31, 2011, 2010, and 2009; Statements of Financial Condition at December 31, 2011 and 2010; Condensed Schedules of Investments at December 31, 2011 and 2010; Statements of Income and Expenses for the years ended December 31, 2011, 2010, and 2009; Statements of Changes in Partners’ Capital for the years ended December 31, 2011, 2010, and 2009; and Notes to Financial Statements.

To the Limited Partners of

Tidewater Futures Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Walter Davis
President and Director Ceres Managed Futures LLC General Partner, Tidewater Futures Fund L.P.

Ceres Managed Futures LLC 522 Fifth Avenue 14th Floor New York, NY 10036 212-296-1999

Management’s Report on Internal Control Over Financial Reporting

The management of Tidewater Futures Fund L.P. (“the Partnership”), Ceres Managed Futures LLC, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a – 15(f) and 15d – 15(f) under the Securities Exchange Act of 1934 and for our assessment of internal control over financial reporting. The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Partnership’s internal control over financial reporting includes those policies and procedures that:

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

The management of Tidewater Futures Fund L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2011 based on the criteria referred to above.

Walter Davis President and Director Ceres Managed Futures LLC General Partner, Tidewater Futures Fund L.P.	Brian Centner Chief Financial Officer Ceres Managed Futures LLC General Partner, Tidewater Futures Fund L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Tidewater Futures Fund L.P.:

We have audited the accompanying statements of financial condition of Tidewater Futures Fund L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2011 and 2010, and the related statements of income and expenses and changes in partners’ capital for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Tidewater Futures Fund L.P. as of December 31, 2011 and 2010, and the results of its operations and its changes in partners’ capital for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
New York, New York
March 23, 2012

Tidewater Futures Fund L.P.

Statements of Financial Condition

December 31, 2011 and 2010

	2011	2010
Assets:
Equity in trading account:
Cash (Note 3c)	$18,186,510	$25,519,706
Cash margin (Note 3c)	5,223,123	10,943,883
Net unrealized appreciation on open futures contracts	478,555	6,452,412
Net unrealized appreciation on open forward contracts	299,200	—

Total trading equity	24,187,388	42,916,001
Interest receivable (Note 3c)	—	2,566

Total assets	$24,187,388	$42,918,567

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$—	$56,461
Accrued expenses:
Brokerage fees (Note 3c)	100,781	232,170
Management fees (Note 3b)	40,016	70,888
Professional fees	66,468	82,874
Other	10,313	14,326
Redemptions payable (Note 5)	452,587	789,804

Total liabilities	670,165	1,246,523

Partners’ Capital (Notes 1 and 5):
General Partner, 184.9703 and 281.2556 unit equivalents outstanding at December 31, 2011 and 2010, respectively	273,506	557,570
Limited Partners, 15,719.5935 and 20,739.3934 Redeemable Units outstanding at December 31, 2011 and 2010, respectively	23,243,717	41,114,474

Total partners’ capital	23,517,223	41,672,044

Total liabilities and partners’ capital	$24,187,388	$42,918,567

Net asset value per unit	$1,478.65	$1,982.43

See accompanying notes to financial statements.

Tidewater Futures Fund L.P.

Condensed Schedule of Investments

December 31, 2011

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	151	$45,655	0.19%
Energy	84	240,346	1.02
Grains	21	3,162	0.01
Indices	2	(1,728)	(0.00)*
Interest Rates U.S.	86	25,133	0.11
Interest Rates Non-U.S.	638	225,959	0.96
Livestock	30	27,565	0.12
Metals	18	(219,420)	(0.93)
Softs	81	(371,619)	(1.58)

Total futures contracts purchased		(24,947)	(0.10)

Futures Contracts Sold
Currencies	201	319,035	1.36
Grains	222	(317,073)	(1.35)
Indices	249	125,758	0.53
Softs	250	375,782	1.60

Total futures contracts sold		503,502	2.14

Unrealized Appreciation on Open Forward Contracts
Metals	54	301,950	1.28

Total unrealized appreciation on open forward contracts		301,950	1.28

Unrealized Depreciation on Open Forward Contracts
Metals	1	(2,750)	(0.01)

Total unrealized depreciation on open forward contracts		(2,750)	(0.01)

Net fair value		$777,755	3.31%

*	Due to rounding.

See accompanying notes to financial statements.

Tidewater Futures Fund L.P.

Condensed Schedule of Investments

December 31, 2010

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	251	$672,219	1.61%
Energy	239	200,124	0.48
Grains	562	2,286,361	5.49
Indices	782	392,394	0.94
Interest Rates U.S.	58	(227,140)	(0.54)
Interest Rates Non-U.S.	700	(2,789)	(0.01)
Livestock	201	421,367	1.01
Metals	57	749,650	1.80
Softs	353	1,766,647	4.24

Total futures contracts purchased		6,258,833	15.02

Futures Contracts Sold
Currencies	238	718,098	1.72
Indices	2	6,214	0.02
Interest Rates Non-U.S.	92	(14,145)	(0.03)
Softs	259	(516,588)	(1.24)

Total futures contracts sold		193,579	0.47

Unrealized Appreciation on Open Forward Contracts
Metals	133	1,063,713	2.55

Total unrealized appreciation on open forward contracts		1,063,713	2.55

Unrealized Depreciation on Open Forward Contracts
Metals	121	(1,120,174)	(2.69)

Total unrealized depreciation on open forward contracts		(1,120,174)	(2.69)

Net fair value		$6,395,951	15.35%

See accompanying notes to financial statements.

Tidewater Futures Fund L.P.

Statements of Income and Expenses

for the years ended

December 31, 2011, 2010 and 2009

	2011	2010	2009
Investment Income:
Interest income (Note 3c)	$9,928	$33,924	$38,284

Expenses:
Brokerage fees including clearing fees (Note 3c)	1,711,163	2,687,495	3,565,935
Management fees (Note 3b)	630,677	778,084	1,074,282
Professional fees	140,911	252,552	145,186
Other	39,113	18,875	44,189

Total expenses	2,521,864	3,737,006	4,829,592

Management fee waived (Note 3b)	—	(70,253)	—

Net expenses	2,521,864	3,666,753	4,829,592

Net investment income (loss)	(2,511,936)	(3,632,829)	(4,791,308)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	730,605	(162,637)	2,601,999
Change in net unrealized gains (losses) on open contracts	(5,618,196)	1,496,202	1,996,552

Total trading results	(4,887,591)	1,333,565	4,598,551

Net income (loss)	$(7,399,527)	$(2,299,264)	$(192,757)

Net income (loss) per unit (Note 6)*	$(503.78)	$(53.40)	$53.37

Weighted average units outstanding	16,862.9736	23,013.2035	28,947.5633

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Tidewater Futures Fund L.P.

Statements of Changes in Partners’ Capital

for the years ended

December 31, 2011, 2010 and 2009

	Limited Partners	General Partner	Total
Partners’ Capital at December 31, 2008	$63,390,228	$2,400,829	$65,791,057
Net income (loss)	(90,409)	(102,348)	(192,757)
Subscriptions of 1,526.6293 Redeemable Units	2,841,000	—	2,841,000
Redemptions of 9,474.3926 Redeemable Units and 812.0052 General Partner unit equivalents	(17,224,525)	(1,486,124)	(18,710,649)

Partners’ Capital at December 31, 2009	48,916,294	812,357	49,728,651
Net income (loss)	(2,294,477)	(4,787)	(2,299,264)
Subscriptions of 1,353.3838 Redeemable Units	2,106,000	—	2,106,000
Redemptions of 4,641.7005 Redeemable Units and 117.7745 General Partner unit equivalents	(7,613,343)	(250,000)	(7,863,343)

Partners’ Capital at December 31, 2010	41,114,474	557,570	41,672,044
Net income (loss)	(7,315,463)	(84,064)	(7,399,527)
Subscriptions of 1,382.0230 Redeemable Units	2,225,336	—	2,225,336
Redemptions of 6,401.8229 Redeemable Units and 96.2853 General Partner unit equivalents	(12,780,630)	(200,000)	(12,980,630)

Partners’ Capital at December 31, 2011	$23,243,717	$273,506	$23,517,223

Net asset value per unit:

2009:	$2,035.83

2010:	$1,982.43

2011:	$1,478.65

See accompanying notes to financial statements.

Tidewater Futures Fund L.P.

Notes to Financial Statements

December 31, 2011

1.    Partnership Organization:

Tidewater Futures Fund L.P. (the “Partnership”) is a limited partnership organized on February 23, 1995 under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, metals and softs. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership privately and continuously offers redeemable units of limited partnership interest (“Redeemable Units”) to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Inc. (“Citigroup”) indirectly owns a minority equity interest in MSSB Holdings. Citigroup also indirectly owns Citigroup Global Markets Inc. (“CGM”), the commodity broker for the Partnership. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup. As of December 31, 2011, all trading decisions for the Partnership are made by the Advisor (defined below).

For the period from July 12, 2010 through September 14, 2010 and in order to reduce the Partnership’s exposure to volatile market conditions, Chesapeake Capital Corporation (the “Advisor”), in consultation with the General Partner, reduced temporarily the overall leverage of the Partnership’s assets traded pursuant to the Advisor’s Diversified 2XL Program (the “Program”) from 75% of the customary leverage utilized by the Program, to 50% of the customary leverage utilized by the Program. As the market appeared to stabilize in the letter part of 2010, the Advisor, in consultation with the General Partner began to increase the leverage employed on behalf of the Partnership. Effective September 15, 2010, the Advisor, in consultation with the General Partner, increased the overall leverage of the Partnership’s assets traded pursuant to the Program from 50% of the customary leverage utilized by the Program to 62.5% of the customary leverage utilized by the Program. Effective October 12, 2010, the Advisor, in consultation with the General Partner, increased the overall leverage of the Partnership assets traded pursuant to the Program to 75% of the customary leverage utilized by the Program. The Advisor, in further consultation with the General Partner, will determine if, and at what time, the leverage may be further readjusted. Such adjustments to the leverage employed will not exceed 100% of the customary leverage utilized by the Advisor in the Program.

As used herein, the term “customary leverage” refers to the typical trading level used by the Advisor to determine the number of futures contracts to be entered into on behalf of the Partnership at any given account size pursuant to the Diversified 2XL Program. “Customary leverage” for the Diversified 2XL Program is two times the leverage employed on behalf of a similarly sized account that is traded pursuant to the Advisor’s Diversified Program (i.e., the Advisor will typically establish twice as many futures contracts for a Diversified 2XL account as for a similarly sized account traded pursuant to the Diversified Program).

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

Tidewater Futures Fund L.P.

Notes to Financial Statements

December 31, 2011

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

Partnership’s Fair Value Measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. GAAP also requires the use of judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that based on available information in the marketplace, the Partnership’s Level 1 assets and liabilities are actively traded.

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

Tidewater Futures Fund L.P.

Notes to Financial Statements

December 31, 2011

The Partnership considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2011 and 2010, the Partnership did not hold any derivative instruments for which market quotations were not readily available and that are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$1,870,210	$1,870,210	$—	$—
Forwards	301,950	301,950	—	—

Total assets	$2,172,160	$2,172,160	$—	$—

Liabilities
Futures	$1,391,655	$1,391,655	$—	$—
Forwards	2,750	2,750	—	—

Total Liabilities	1,394,405	1,394,405	—	—

Net fair value	$777,755	$777,755	$—	$—

	December 31, 2010*	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$7,718,729	$7,718,729	$—	$—
Forwards	1,063,713	1,063,713	—	—

Total assets	$8,782,442	$8,782,442	$—	$—

Liabilities
Futures	$1,266,317	$1,266,317	$—	$—
Forwards	1,120,174	1,120,174	—	—

Total liabilities	2,386,491	2,386,491	—	—

Net fair value	$6,395,951	$6,395,951	$—	$—

*	The amounts have been reclassified from the December 31, 2010 prior year financial statements to conform to current year presentation.

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

Tidewater Futures Fund L.P.

Notes to Financial Statements

December 31, 2011

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

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2008 through 2011 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

g.	Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are filed. The General Partner has assessed the subsequent events through the date of filing and determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

h.

Recent Accounting Pronouncements.    In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards” (“IFRS”). The amendments within this ASU change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between GAAP and IFRS. However, some of the amendments clarify FASB’s intent about the application of existing fair value measurement requirements, and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. ASU 2011-04 is effective for annual

Tidewater Futures Fund L.P.

Notes to Financial Statements

December 31, 2011

and interim periods beginning after December 15, 2011 for public entities. This new guidance is not expected to have a material impact on the Partnership’s financial statements.

In October 2011, FASB issued a proposed ASU intended to improve and converge financial reporting by setting forth consistent criteria for determining whether an entity is an investment company. Under longstanding GAAP, investment companies carry all of their investments at fair value, even if they hold a controlling interest in another company. The primary changes being proposed by FASB relate to which entities would be considered investment companies as well as certain disclosure and presentation requirements. In addition to the changes to the criteria for determining whether an entity is an investment company, FASB also proposes that an investment company consolidate another investment company if it holds a controlling financial interest in the entity. The Partnership will evaluate the impact that this proposed update would have on the financial statements once the pronouncement is issued.

In December 2011, FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities” which creates a new disclosure requirement about the nature of an entity’s rights of setoff and the related arrangement associated with its financial instruments and derivative instruments. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of IFRS. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Partnership should also provide the disclosures retrospectively for all comparative periods presented. The Partnership is currently evaluating the impact that the pronouncement would have on the financial statements.

i.	Net Income (Loss) per Unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 6, “Financial Highlights”.

3.     Agreements:

a.	Limited Partnership Agreement:

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

Tidewater Futures Fund L.P.

Notes to Financial Statements

December 31, 2011

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

In allocating the assets of the Partnership to the Advisor, the General Partner considers past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor and may allocate the assets to additional advisors at any time.

c.	Customer Agreement:

The Partnership has entered into a customer agreement (the “Customer Agreement”) with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Partnership’s account in accordance with orders placed by the Advisor. The Partnership is obligated to pay a monthly brokerage fee to CGM equal to 6.5% per year of month-end Net Assets, in lieu of brokerage fees on a per trade basis. Effective February 1, 2011, the Partnership reduced the monthly brokerage fee paid to CGM to 5.0% per year of month-end Net Assets. Month-end Net Assets, for the purpose of calculating brokerage fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage fees, management fee, incentive fee accrual and other expenses and any redemptions or distributions as of the end of such month. CGM will pay a portion of its brokerage fees to other properly registered selling agents and to financial advisors who have sold Redeemable Units. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. This fee may be increased or decreased at any time at CGM’s discretion upon written notice to the Partnership. The Partnership will pay for National Futures Association fees, exchange, clearing, user, give-up and floor brokerage fees (collectively the “clearing fees”). All of the Partnership’s assets are deposited in the Partnership’s account at CGM. The Partnership’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2011 and 2010, the amount of cash held for margin requirements was $5,223,123 and $10,943,883, respectively. CGM will pay the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s brokerage account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement may be terminated upon notice by either party.

4.    Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses.

The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures and forward contracts. The Partnership nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition as the criteria under ASC 210-20, Balance Sheet, have been met.

All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded by the Partnership during the years ended December 31, 2011 and 2010 were 2,554 and 4,217, respectively. The monthly average number of metals forward contracts traded by the Partnership during the years ended December 31, 2011 and 2010 were 122 and 282, respectively.

Tidewater Futures Fund L.P.

Notes to Financial Statements

December 31, 2011

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions.

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of December 31, 2011 and 2010.

Assets	December 31, 2011
Futures Contracts
Currencies	$518,318
Energy	255,066
Grains	42,625
Indices	200,253
Interest Rates U.S.	34,313
Interest Rates Non-U.S.	360,868
Livestock	38,625
Softs	420,142

Total unrealized appreciation on open futures contracts	$1,870,210

Liabilities
Futures Contracts
Currencies	$(153,628)
Energy	(14,720)
Grains	(356,536)
Indices	(76,223)
Interest Rates U.S.	(9,180)
Interest Rates Non-U.S.	(134,909)
Livestock	(11,060)
Metals	(219,420)
Softs	(415,979)

Total unrealized depreciation on open futures contracts	$(1,391,655)

Net unrealized appreciation on open futures contracts	$478,555 *

Assets	December 31, 2011
Forward Contracts
Metals	$301,950

Total unrealized appreciation on open forward contracts	$301,950

Liabilities
Forward Contracts
Metals	$(2,750)

Total unrealized depreciation on open forward contracts	$(2,750)

Net unrealized appreciation on open forward contracts	$299,200 **

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” on the Statements of Financial Condition.

Tidewater Futures Fund L.P.

Notes to Financial Statements

December 31, 2011

Assets	December 31, 2010
Futures Contracts
Currencies	$1,561,451
Energy	296,607
Grains	2,286,361
Indices	538,181
Interest Rates Non-U.S.	77,000
Livestock	421,367
Metals	749,650
Softs	1,788,112

Total unrealized appreciation on open futures contracts	$7,718,729

Liabilities
Futures Contracts
Currencies	$(171,134)
Energy	(96,483)
Indices	(139,573)
Interest Rates U.S.	(227,140)
Interest Rates Non-U.S.	(93,934)
Softs	(538,053)

Total unrealized depreciation on open futures contracts	$(1,266,317)

Net unrealized appreciation on open futures contracts	$6,452,412 *

Assets
Forward Contracts
Metals	$1,063,713

Total unrealized appreciation on open forward contracts	$1,063,713

Liabilities
Forward Contracts
Metals	$(1,120,174)

Total unrealized depreciation on open forward contracts	$(1,120,174)

Net unrealized depreciation on open forward contracts	$(56,461)**

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” on the Statements of Financial Condition.

Tidewater Futures Fund L.P.

Notes to Financial Statements

December 31, 2011

The following tables indicate the trading gains (losses), by market sector, on derivative instruments for the years ended December 31, 2011, 2010 and 2009.

Sector	December 31, 2011 Gain (Loss) from Trading		December 31, 2010 Gain (Loss) from Trading	December 31, 2009 Gain (Loss) from Trading
Currencies	$(536,679)		$(296,465)	$(3,328,709)
Energy	1,317,126		(2,214,938)	(466,919)
Grains	(2,382,724)		2,585,561	(1,553,269)
Indices	(3,266,759)		(540,389)	4,538,302
Interest Rates U.S.	1,003,023		564,696	(859,153)
Interest Rates Non-U.S.	2,062,960		1,787,049	(1,883,874)
Livestock	(1,299,537)		(1,003,769)	996,379
Metals	(376,428)		1,608,449	2,647,029
Softs	(1,408,573)		(1,156,629)	4,508,765

Total	$(4,887,591	)***	$1,333,565 ***	$4,598,551 ***

***	This amount is in “Total trading results” on the Statements of Income and Expenses.

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

6.    Financial Highlights:

Changes in the net asset value per unit for the years ended December 31, 2011, 2010 and 2009 were as follows:

	2011	2010	2009
Net realized and unrealized gains (losses)*	$(456.29)	$(12.29)	$95.04
Interest income	0.54	1.48	1.28
Expenses**	(48.03)	(42.59)	(42.95)

Increase (decrease) for the year	(503.78)	(53.40)	53.37	***
Net asset value per unit, beginning of year	1,982.43	2,035.83	1,982.46

Net asset value per unit, end of year	$1,478.65	$1,982.43	$2,035.83

*	Includes brokerage fees.

**	Excludes brokerage fees.

***	The increase in the net asset value per unit while the Partnership incurred a net loss for the year ended December 31, 2009 is due to the timing of subscriptions and redemptions of units throughout the year.

Tidewater Futures Fund L.P.

Notes to Financial Statements

December 31, 2011

	2011	2010****		2009****
Ratios to average net assets:
Net investment income (loss)	(8.1)%	(9.3)%		(9.1)%
Incentive fees	—%	—%		—%

Net investment income (loss) before incentive fees*****	(8.1)%	(9.3)%		(9.1)%

Operating expenses	8.1%	9.4	%******	9.2%
Incentive fees	—%	—%		—%

Total expenses	8.1%	9.4%		9.2%

Total return:
Total return before incentive fees	(25.4)%	(2.6)%		2.7%
Incentive fees	—%	—%		—%

Total return after incentive fees	(25.4)%	(2.6)%		2.7%

****	The ratios are shown net and gross of incentive fees to conform to current year presentation.

*****	Interest income less total expenses.

******	Percentages are after management fee waivers. The Advisor voluntarily waived a portion of the management fee (equal to 0.2% per year of adjusted net assets).

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the limited partner class using limited partners’ share of income, expenses and average net assets.

7.    Financial Instrument Risks:

In the normal course of business, the Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forward contracts. OTC contracts are negotiated between contracting parties and include certain forward swaps and options contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

The risk to the limited partners that have purchased Redeemable Units is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.

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

Tidewater Futures Fund L.P.

Notes to Financial Statements

December 31, 2011

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Partnership’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership has credit risk and concentration risk, as CGM or a CGM affiliate is the sole counterparty or broker with respect to the Partnership’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that through CGM, the Partnership’s counterparty is an exchange or clearing organization.

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

Selected unaudited quarterly financial data for the years ended December 31, 2011 and 2010 are summarized below:

	For the period from October 1, 2011 to December 31, 2011	For the period from July 1, 2011 to September 30, 2011	For the period from April 1, 2011 to June 30, 2011	For the period from January 1, 2011 to March 31, 2011
Net realized and unrealized trading gains (losses) net of brokerage fees and clearing fees including interest income	$1,387,399	$(5,827,602)	$(7,376,998)	$5,228,375

Net income (loss)	$1,206,760	$(6,001,231)	$(7,598,024)	$4,992,968
Increase (decrease) in net asset value per unit	$ 70.77	$ (380.86)	$ (464.26)	$ 270.57

	For the period from October 1, 2010 to December 31, 2010	For the period from July 1, 2010 to September 30, 2010	For the period from April 1, 2010 to June 30, 2010	For the period from January 1, 2010 to March 31, 2010
Net realized and unrealized trading gains (losses) net of brokerage fees and clearing fees including interest income	$10,316,597	$1,934,499	$(13,432,393)	$(138,709)

Net income (loss)	$10,048,309	$1,725,293	$(13,671,008)	$(401,858)
Increase (decrease) in net asset value per unit	$ 465.67	$ 80.67	$ (587.85)	$ (11.89)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods expected in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Partnership has no officers, directors or employees and its affairs are managed by its General Partner. Investment decisions are made by the Advisors.

The officers and directors of the General Partner are Walter Davis (President and Chairman of the Board of Directors), Brian Centner (Chief Financial Officer), Colbert Narcisse (Director), Douglas J. Ketterer (Director), Ian Bernstein (Director), Harry Handler (Director), Patrick T. Egan (Director) and Alper Daglioglu (Director). Each director of the General Partner holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) Morgan Stanley Smith Barney Holdings LLC, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Walter Davis, age 47, has been President and Chairman of the Board of Directors of the General Partner since June 2010, where his responsibilities include oversight of the General Partner’s funds and accounts. Since June 2010, Mr. Davis has been a principal and registered as an associated person of the General Partner, and is an associate member of the NFA. Since June 2009, Mr. Davis has been employed by Morgan Stanley Smith Barney LLC (“Morgan Stanley Smith Barney”), a financial services firm, where his responsibilities include serving as Managing Director and the Director of the Managed Futures Department. Since June 2009, Mr. Davis has been registered as an associated person of Morgan Stanley Smith Barney. From May 2006 through June 2010, Mr. Davis served as President and Chairman of the Board of Directors of Demeter Management LLC (“Demeter”), a registered commodity pool operator, where his responsibilities included oversight of Demeter’s funds and accounts. From May 2006 through December 2010, Mr. Davis was listed as a principal of Demeter, and from July 2006 through December 2010, Mr. Davis was registered as an associated person of Demeter. From April 2007 through June 2009, Mr. Davis was employed by Morgan Stanley & Co. LLC (“MS & Co.”), a financial services firm, where his responsibilities included serving as the Managing Director and the Director of the Managed Futures Department. From April 2007 through June 2009, Mr. Davis was registered as an associated person of MS & Co. From August 2006 through April 2007, Mr. Davis was employed by Morgan Stanley DW Inc., a financial services firm, where his responsibilities included serving as Managing Director and the Director of the Managed Futures Department. From August 2006 through April 2007, Mr. Davis was registered as an associated person of Morgan Stanley DW Inc. From September 1999 through August 2006, Mr. Davis was employed by MS & Co., a financial services firm, where his responsibilities included oversight of the sales and marketing of MS & Co.’s managed futures funds to high net worth and institutional investors on a global basis. From January 1992 through September 1999, Mr. Davis was employed by Chase Manhattan Bank’s Alternative Investment Group, an alternative investment group, where his responsibilities included marketing managed futures funds to high net worth investors, as well as developing and structuring managed futures funds. Mr. Davis earned his Bachelor of Arts degree in Economics in May 1987 from the University of the South and his Master of Business Administration in Finance and International Business in May 1992 from Columbia University Graduate School of Business.

Brian Centner, age 34, has been the Chief Financial Officer and a principal of the General Partner since September 2011. Since July 2009, Mr. Centner has been employed by Morgan Stanley Smith Barney, a financial services firm, where his responsibilities include oversight of accounting and financial and regulatory reporting of the General Partner’s managed futures funds. From February 2003 through July 2009, Mr. Centner was employed by Citi Alternative Investments (“CAI”), a division of Citigroup, a financial services firm, which administered Citigroup’s hedge fund and fund of funds business, where he served as Senior Vice President responsible for the accounting and financial and regulatory reporting of CAI’s managed futures funds. From June 2002 through February 2003, Mr. Centner was employed by KPMG LLP, a U.S. audit, tax and advisory services firm, as a Senior Associate within the Investment Management division, where his responsibilities included performing audits and attestation services for financial services firms. From September 2000 through June 2002, Mr. Centner was employed by Arthur Andersen LLP, a U.S. audit, tax and advisory services firm, where he served in the Financial Services division and his responsibilities included performing audits and attestation services for financial services firms. Mr. Centner earned his Bachelor of Science degree in Accounting in May 2000 from Binghamton University and his Master of Business Administration degree in May 2011 from New York University’s Leonard N. Stern School of Business. Mr. Centner is a Certified Public Accountant.

Colbert Narcisse, age 45, has been a Director and a principal of the General Partner since December 2011. Since February 2011, Mr. Narcisse has been a Managing Director at Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities have included serving as Head of the Alternative Investment Group, Head of the Corporate Equity Solutions Group, and Chief Operating Officer of the Investment Strategy and Client Solutions Division. From July 2009 until February 2011, Mr. Narcisse served as Chief Executive Officer of Gold Bullion International, a business services company that enables retail investors to acquire, manage and store physical precious metals through their financial advisor. From March 2009 until July 2009, Mr. Narcisse took personal leave. From August 1990 until March 2009, Mr. Narcisse was employed by Merrill Lynch & Co., Inc., a financial services firm, where his responsibilities included serving as Chief Operating Officer of Americas Investment Banking, Chief Operating Officer of the Global Wealth Management Division, and as an investment banker in both the Financial Institutions and Public Finance Groups. From July 1987 until August 1990, Mr. Narcisse was employed by the Federal Reserve Bank of New York, where his responsibilities included serving as a Bank Examiner. Additionally, Mr. Narcisse serves on the Board of Harlem RBI, as the Vice Chair of Finance for the Montclair Cooperative School Board of Trustees, as an Audit Committee Member of the New York City Housing Authority, and as a Member of the Executive Leadership Council. Mr. Narcisse received his Bachelor of Science degree in Finance in June 1987 from New York University. He received his Master of Business Administration degree in July 1992 from Harvard Business School.

Douglas J. Ketterer, age 46, has been a Director and a principal of the General Partner since December 2010. From October 2003 through December 2010, Mr. Ketterer was listed as a principal of Demeter, a commodity pool operator, until Demeter’s combination with the General Partner. From July 2010 through the present, Mr. Ketterer has been employed by Morgan Stanley Smith Barney, a financial services firm, as Managing Director and Head of the U.S. Private Wealth Management Group, where his responsibilities include overseeing the U.S. Private Wealth Management Group. From March 1990 through July 2010, Mr. Ketterer was employed by MS & Co., a financial services firm, where his responsibilities included serving as Chief Operating Officer of the Wealth Management Group and Head of the Products Group. During Mr. Ketterer’s employment at MS & Co. his responsibilities included oversight over a number of departments including the Alternative Investments Group, the Consulting Services Group, the Annuities & Insurance Department, and the Retirement & Equity Solutions Group, which offered products and services through MS & Co.’s Global Wealth Management Group. Mr. Ketterer received his Master of Business Administration degree from New York University’s Leonard N. Stern School of Business in January 1994 and his Bachelor of Science degree in Finance from the University at Albany’s School of Business in May 1987.

Ian Bernstein, age 49, has been a Director of the General Partner and listed as a principal of the General Partner since December 2010. From June 2009 through the present, Mr. Bernstein has been employed by Morgan Stanley Smith Barney, a financial services firm, as Managing Director of Capital Markets, with oversight of risk and infrastructure, joint venture negotiations and integration. From April 2007 through the present, Mr. Bernstein has been employed by MS & Co., a financial services firm, where his responsibilities include serving as Managing Director of the Capital Markets group, the head of the Global Wealth Management group, and serving as market risk manager. From October 1984 through April 2007, Mr. Bernstein was employed by Morgan Stanley DW Inc., a financial services firm, where his responsibilities included serving as a Repo trader, manager of the Repo trading desk, and Chief Operating Officer for fixed income. Mr. Bernstein also served as Managing Director of Morgan Stanley DW Inc. from March 2004 through April 2007. Mr. Bernstein earned his Bachelor of Arts in May 1980 from the University of Buckingham and his Master of Business Administration in May 1988 from New York University’s Leonard N. Stern School of Business.

Harry Handler, age 52, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Handler has been registered as an associated person and listed as a principal of the General Partner, and is an associate member of the NFA. Mr. Handler was listed as a principal of Demeter from May 2005, and was registered as an associated person of Demeter from April 2006, until Demeter’s combination with the General Partner in December 2010. Mr. Handler was registered as an associated person of Morgan Stanley DW Inc., a financial services firm, from February 1984 until on or about April 2007, when, because of the merger of Morgan Stanley DW Inc. into MS & Co., he became registered as an associated person of MS & Co. due to the transfer of his original registration as an associated person of Morgan Stanley DW Inc. Mr. Handler withdrew as an associated person of MS & Co. in June 2009. Mr. Handler has been registered as an associated person of Morgan Stanley Smith Barney since June 2009. Mr. Handler serves as an Executive Director at Morgan Stanley Smith Barney in the Global Wealth Management Group. Mr. Handler works in the Capital Markets Division and is responsible for Electronic Equity and Securities Lending. Additionally, Mr. Handler serves as Chairman of the Global Wealth Management Group’s Best Execution Committee. In his prior position, Mr. Handler was a Systems Director in Information Technology, in charge of Equity and Fixed Income Trading Systems along with the Special Products, such as Unit Trusts, Managed Futures, and Annuities. Prior to his transfer to the Information Technology Area, Mr. Handler managed the Foreign Currency and Precious Metals Trading Desk of Dean Witter, a financial services firm and predecessor company to Morgan Stanley, from July 1982 until January 1984. He also held various positions in the Futures Division where he helped to build the Precious Metals Trading Operation at Dean Witter. Before joining Dean Witter, Mr. Handler worked at Mocatta Metals, a precious metals trading firm and futures broker that was sold to Standard Charted Bank in the 1980’s, as an Assistant to the Chairman from March 1980 until June 1982. His roles at Mocatta Metals included positions on the Futures Order Entry Desk and the Commodities Exchange Trading Floor. Additional work included building a computerized Futures Trading System and writing a history of the company. Mr. Handler graduated on the Dean’s List from the University of Wisconsin-Madison with a Bachelor of Arts degree in History and Political Science.

Patrick T. Egan, age 42, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of the NFA. Since June 2011, Mr. Egan has been employed by Morgan Stanley Smith Barney, a financial services firm, where his responsibilities include serving as Executive Director and as Chief Risk Officer for Morgan Stanley Smith Barney Managed Futures. From June 2009 through June 2011, Mr. Egan was employed by Morgan Stanley Smith Barney, where his responsibilities included serving as Co-Chief Investment Officer for Morgan Stanley Smith Barney Managed Futures. Since November 2010, Mr. Egan has been registered as an associated person of Morgan Stanley Smith Barney. From April 2007 through June 2009, Mr. Egan was employed by MS & Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through November 2010, Mr. Egan was registered as an associated person of MS & Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Alper Daglioglu, age 34, has been a Director and listed as a principal of the General Partner since December 2010. Since December 2010, Mr. Daglioglu has been employed by Morgan Stanley Smith Barney, a financial services firm, where his responsibilities include serving as Executive Director and Chief Investment Officer for Morgan Stanley Smith Barney Managed Futures and serving on the Alternative Investments Product Review Committee of Morgan Stanley Smith Barney’s Alternative Investments Group. From June 2009 through December 2010, Mr. Daglioglu was employed by Morgan Stanley Smith Barney, a financial services firm, where his responsibilities included serving as a Senior Analyst in the Product Origination Group. From December 2003 through June 2009, Mr. Daglioglu was employed by Morgan Stanley, a financial services firm, where his responsibilities included serving as a Senior Analyst in the Product Origination Group, and serving as the lead investment analyst for Global Macro and Managed Futures strategies within Morgan Stanley Graystone Research Group from February 2007 through June 2009. Mr. Daglioglu earned his Bachelor of Science degree in Industrial Engineering in June 2000 from Galatasaray University and his Master of Business Administration degree in Finance in May 2003 from the University of Massachusetts-Amherst’s Isenberg School of Management. Mr. Daglioglu was awarded a full merit scholarship and research assistantship at the Center for International Securities and Derivatives Markets during his graduate studies. In this capacity, he worked with various major financial institutions in performance monitoring, asset allocation and statistical analysis projects and specialized on alternative approaches to risk assessment for hedge funds and managed futures. Mr. Daglioglu wrote and published numerous research papers on alternative investments. Mr. Daglioglu is a Chartered Alternative Investment Analyst charterholder.

The Partnership has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors, and has not established an audit committee because it has no board of directors.

Item 11. Executive Compensation.

The Partnership has no directors or officers. Its affairs are managed by Ceres Managed Futures LLC, its General Partner. CGM, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage fees for such services, as described under “Item 1. Business.” Brokerage fees and clearing fees of $1,711,163 were earned by CGM for the year ended December 31, 2011. Management fees of $630,677 were earned by the Advisor for the year ended December 31, 2011. There were no incentive fees earned by the Advisor for the year ended December 31, 2011. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners. As of February 29, 2012, the Partnership knows no person who beneficially owns more than five percent (5%) of the Redeemable Units outstanding.

(b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner.

The following table indicates securities owned by management as of December 31, 2011:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
General Partner unit equivalents	General Partner	184.9703	1.2%

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

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte & Touche LLP (“Deloitte”) in the years ended December 31, 2011 and 2010 for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2011	$49,000
2010	$45,000

(2) Audit-Related Fees. None.

(3) Tax Fees. In the last two fiscal years, Deloitte did not provide any professional services for tax compliance, tax advice or tax planning. The aggregate fees billed for each of the last two fiscal years for professional services rendered by PricewaterhouseCoopers LLP for tax compliance and tax advice given in the preparation of the Partnership’s Schedule K1s, the preparation of the Partnership’s Form 1065 and preparation of all State Tax Returns were:

2011	$25,850
2010	$21,000

(4) All Other Fees. None.

(5) Not Applicable.

(6) Not Applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) (1) Financial Statements:

  Statements of Financial Condition at December 31, 2011 and 2010.

  Condensed Schedules of Investments at December 31, 2011 and 2010.

  Statements of Income and Expenses for the years ended December 31, 2011, 2010 and 2009.

  Statements of Changes in Partners’ Capital for the years ended December 31, 2011, 2010 and 2009.

  Notes to Financial Statements.

(2) Exhibits:

3.1	Second Amended and Restated Limited Partnership Agreement (filed as Exhibit 3.2 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

3.2	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of the State of New York (filed as Exhibit 3.1 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

(a)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated February 26, 1999 (filed as Exhibit 3.1(a) to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

(b)	Certificate of Change of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated January 31, 2000 (filed as Exhibit 3.2(g) to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(c)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated April 1, 2001 (filed as Exhibit 3.1(b) to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

(d)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 3.2(c) to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(e)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.1(c) to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

(f)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.2(e) to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(g)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 30, 2009 (filed as Exhibit 99.1(a) to current report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(h)	Certificate of Amendment of the Certificate of Limited Partnership dated June 30, 2010 (filed as Exhibit 3.2(h) to the Current Report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

(i)	Certificate of Amendment to the Certificate of Limited Partnership dated September 2, 2011 (filed as Exhibit 3.1 to the current Report on Form 8-K filed on September 7, 2011 and incorporated herein by reference)

10.1	Amended and Restated Management Agreement among the Partnership, the General Partner and Chesapeake Capital Corporation (filed as Exhibit 10.1 on Form 8-K filed on September 16, 2010 and incorporated herein by reference).

10.1(a)	Letter extending the Management Agreement between the General Partner and Chesapeake Capital Corporation for 2011 (filed herein).

10.2	Second Amended and Restated Customer Agreement between the Partnership and Salomon Smith Barney Inc. (filed as Exhibit 10.2 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

10.3	Amended and Restated Agency Agreement between the Partnership, Smith Barney Futures Management LLC and Salomon Smith Barney Inc. (filed as Exhibit 10.3 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

10.4	Form of Subscription Agreement (filed as Exhibit 10.4 to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.5	Joinder Agreement among Citigroup Managed Futures LLC (the former name of the General Partner), Citigroup Global Markets Inc. and Morgan Stanley Smith Barney LLC (filed as Exhibit 10 to the quarterly report on Form 10-Q filed on August 14, 2009).

The exhibits required to be filed by Item 601 of regulation S-K are incorporated herein by reference.

Exhibit 31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).

Exhibit 31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer).

Exhibit 32.1 — Section 1350 Certification (Certification of President and Director).

Exhibit 32.2 — Section 1350 Certification (Certification of Chief Financial Officer).

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
Walter Davis President & Director
Date: March 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Walter Davis	/s/ Colbert Narcisse	/s/ Patrick T. Egan
Walter Davis President and Director Ceres Managed Futures LLC Date: March 30, 2012	Colbert Narcisse Director Ceres Managed Futures LLC Date: March 30, 2012	Patrick T. Egan Director Ceres Managed Futures LLC Date: March 30, 2012

/s/ Brian Centner	/s/ Douglas J. Ketterer	/s/ Alper Daglioglu
Brian Centner	Douglas J. Ketterer	Alper Daglioglu
Chief Financial Officer and Director (Principal Accounting Officer) Ceres Managed Futures LLC Date: March 30, 2012	Director Ceres Managed Futures LLC Date: March 30, 2012	Director Ceres Managed Futures LLC Date: March 30, 2012

/s/ Ian Bernstein	/s/ Harry Handler
Ian Bernstein	Harry Handler
Director Ceres Managed Futures LLC Date: March 30, 2012	Director Ceres Managed Futures LLC Date: March 30, 2012

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

Annual Report to Limited Partners

No proxy material has been sent to Limited Partners.