Form 10-Q
period 2012-03-31
TIDEWATER FUTURES FUND LP
filed 2012-05-15
CIK 1140509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes       No X

As of April 30, 2012, 14,778.5482 Limited Partnership Redeemable Units were outstanding.

TIDEWATER FUTURES FUND L.P.

FORM 10-Q

INDEX

Page Number
PART I — Financial Information:
Item 1. Financial Statements:
Statements of Financial Condition at March 31, 2012 (unaudited) and December 31, 2011	3
Condensed Schedules of Investments at March 31, 2012 (unaudited) and December 31, 2011	4 – 5
Statements of Income and Expenses and Changes in Partners’ Capital for the three months ended March 31, 2012 and 2011 (unaudited)	6
Notes to Financial Statements (unaudited)	7 – 15
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16 – 18
Item 3. Quantitative and Qualitative Disclosures about Market Risk	19 – 20
Item 4. Controls and Procedures	21
PART II — Other Information	22 – 25
Exhibits
Ex 31.1 Certification
Ex 31.2 Certification
Ex 32.1 Certification
Ex 32.2 Certification

101.INS	XBRL	Instance Document.
101.SCH	XBRL	Taxonomy Extension Schema Document.
101.CAL	XBRL	Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL	Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL	Taxonomy Extension Presentation Linkbase Document.

PART I

Item 1. Financial Statements

Tidewater Futures Fund L.P.

Statements of Financial Condition

	(Unaudited) March 31, 2012	December 31, 2011
Assets:
Equity in trading account:
Cash	$16,043,006	$18,186,510
Cash margin	4,952,026	5,223,123
Net unrealized appreciation on open futures contracts	431,801	478,555
Net unrealized appreciation on open forward contracts	—	299,200

Total trading equity	21,426,833	24,187,388
Interest receivable	820	—

Total assets	$21,427,653	$24,187,388

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$23,880	$—
Accrued expenses:
Brokerage fees	89,182	100,781
Management fees	35,342	40,016
Other	109,539	76,781
Redemptions payable	705,941	452,587

Total liabilities	963,884	670,165

Partners’ Capital:
General Partner, 184.9703 unit equivalents outstanding at March 31, 2012 and December 31, 2011	246,540	273,506
Limited Partners, 15,168.3303 and 15,719.5935 Redeemable Units outstanding at March 31, 2012 and December 31, 2011, respectively	20,217,229	23,243,717

Total partners’ capital	20,463,769	23,517,223

Total liabilities and partners’ capital	$21,427,653	$24,187,388

Net asset value per unit	$1,332.86	$1,478.65

See accompanying notes to financial statements.

Tidewater Futures Fund L.P.

Condensed Schedule of Investments

March 31, 2012

(Unaudited)

	Notional$/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	150	$(150,150)	(0.73)%
Energy	111	(218,237)	(1.07)
Grains	79	121,955	0.60
Indices	231	470,379	2.30
Interest Rates U.S.	73	(159,336)	(0.78)
Interest Rates Non-U.S.	328	(5,250)	(0.03)
Livestock	40	(158,500)	(0.77)
Metals	20	(32,485)	(0.16)
Softs	126	116,350	0.57

Total futures contracts purchased		(15,274)	(0.07)

Futures Contracts Sold
Currencies	117	(52,771)	(0.26)
Energy	11	34,400	0.17
Grains	39	(16,140)	(0.08)
Indices	35	(52,465)	(0.26)
Interest Rates U.S.	13	(1,787)	(0.01)
Interest Rates Non-U.S.	57	(4,598)	(0.02)
Livestock	41	38,890	0.19
Softs	183	501,546	2.45

Total futures contracts sold		447,075	2.18

Unrealized Appreciation on Open Forward Contracts
Currencies	$2,359,258	6,032	0.03
Metals	42	18,563	0.09

Total unrealized appreciation on open forward contracts		24,595	0.12

Unrealized Depreciation on Open Forward Contracts
	$3,809,404	(8,404)	(0.04)
Metals	4	(40,071)	(0.20)

Total unrealized depreciation on open forward contracts		(48,475)	(0.24)

Net fair value		$407,921	1.99%

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

Tidewater Futures Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Investment Income:
Interest income	$1,770	$7,678

Expenses:
Brokerage commissions including clearing fees	287,859	588,507
Management fees	109,061	203,416
Other expenses	61,294	31,991

Total expenses	458,214	823,914

Net investment income (loss)	(456,444)	(816,236)

Trading Results
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(1,504,918)	8,102,137
Change in net unrealized gains (losses) on open contracts	(369,834)	(2,292,933)

Total trading results	(1,874,752)	5,809,204

Net income (loss)	(2,331,196)	4,992,968
Subscriptions — Limited Partners	342,162	385,000
Redemptions — Limited Partners	(1,064,420)	(8,958,712)

Net increase (decrease) in Partners’ Capital	(3,053,454)	(3,580,744)
Partners’ Capital, beginning of period	23,517,223	41,672,044

Partners’ Capital, end of period	$20,463,769	$38,091,300

Net asset value per unit (15,353.3006 and 16,906.8937 units outstanding at March 31, 2012 and 2011, respectively)	$1,332.86	$2,253.00

Net income (loss) per unit *	$(145.79)	$270.57

Weighted average units outstanding	15,961.9191	18,730.8949

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Tidewater Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

1. General:

Tidewater Futures Fund L.P. (the “Partnership”) is a limited partnership organized on February 23, 1995 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, metals and softs. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership privately and continuously offers redeemable units interest (“Redeemable Units”) in the Partnership to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

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

As of March 31, 2012, all trading decisions for the Partnership are made by Chesapeake Capital Corporation (the “Advisor”). The Partnership’s trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with CGM.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner is liable for obligations of the Partnership in excess of its capital contribution and profits or losses, if any, net of distributions.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at March 31, 2012 and December 31, 2011 and the results of its operations and changes in partners’ capital for the three months ended March 31, 2012 and 2011. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2011.

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

Tidewater Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

2. Financial Highlights:

Changes in the net asset value per unit for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
	2012	2011
Net realized and unrealized gains (losses) *	$(135.23)	$282.89
Interest income	0.11	0.41
Expenses **	(10.67)	(12.73)

Increase (decrease) for the period	(145.79)	270.57
Net asset value per unit, beginning of period	1,478.65	1,982.43

Net asset value per unit, end of period	$1,332.86	$2,253.00

*	Includes brokerage fees and clearing fee.

**	Excludes brokerage fees and clearing fee.

	Three Months Ended March 31,
	2012	2011****
Ratios to average net assets: ***
Net investment income (loss)	(8.4)%	(8.6)%
Incentive fees	—%	—%

Net investment income (loss) before incentive fees *****	(8.4)%	(8.6)%

Operating expense	8.4%	8.6%
Incentive fees	—%	—%

Total expenses and incentive fee	8.4%	8.6%

Total return:
Total return before incentive fees	(9.9)%	13.6%
incentive fee	—%	—%

Total return after incentive fees	(9.9)%	13.6%

***	Annualized (other than incentive fees).
****	The ratios are shown net and gross of incentive fees to conform to current period presentation.
*****	Interest income less total expenses.

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

The customer agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures and open forward contracts. The Partnership nets, for financial reporting purposes, the unrealized gains and losses on open futures and on open forward contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification (“ASC”) 210-20 “Balance Sheet”, have been met.

All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded by the Partnership during the three months ended March 31, 2012 and 2011 were 1,796 and 3,277, respectively. The monthly average number of metals forward contracts traded by the Partnership during the three months ended March 31, 2012 and 2011 were 45 and 64, respectively. The monthly average notional value of currency forward contracts held by the Partnership during the three months ended March 31, 2012 and 2011 were $2,056,221 and $0, respectively.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions.

Tidewater Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of March 31, 2012 and December 31, 2011.

March 31, 2012
Assets
Futures Contracts
Currencies	$120,602
Energy	43,685
Grains	124,380
Indices	544,262
Interest Rates Non-U.S.	43,355
Livestock	40,330
Softs	621,916

Total unrealized appreciation on open futures contracts	$1,538,530

Liabilities
Futures Contracts
Currencies	$(323,523)
Energy	(227,522)
Grains	(18,565)
Indices	(126,348)
Interest Rates U.S.	(161,123)
Interest Rates Non-U.S.	(53,203)
Livestock	(159,940)
Metals	(32,485)
Softs	(4,020)

Total unrealized depreciation on open futures contracts	$(1,106,729)

Net unrealized appreciation on open futures contracts	$431,801 *

March 31, 2012
Assets
Forward Contracts
Currencies	$6,032
Metals	18,563

Total unrealized appreciation on open forward contracts	$24,595

Liabilities
Forward Contracts
Currencies	$(8,404)
Metals	(40,071)

Total unrealized depreciation on open forward contracts	$(48,475)

Net unrealized depreciation on open forward contracts	$(23,880)**

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” on the Statements of Financial Condition.

Tidewater Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

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

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2012 and 2011.

Sector	Three Months Ended March 31, 2012 Gain (loss) from trading		Three Months Ended March 31, 2011 Gain (loss) from trading
Currencies	$(1,425,611)		$422,212
Energy	1,300,754		2,777,845
Grains	(522,093)		198,113
Indices	22,204		760,981
Interest Rates U.S.	(228,295)		(101,008)
Interest Rates Non-U.S.	(829,416)		(370,068)
Livestock	(67,750)		632,993
Metals	93,300		1,116,653
Softs	(217,845)		371,483

Total	$(1,874,752	)***	$5,809,204 ***

***	This amount is in “Total trading results” on the Statements of Income and Expenses and Changes in Partners’ Capital.

Tidewater Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

4. Fair Value Measurements:

Partnership’s Investments. All commodity interests held by the Partnership (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses and Changes in Partners’ Capital.

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

GAAP also requires the use of judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Partnership’s Level 2 assets and liabilities.

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

Effective January 1, 2012, the Partnership adopted Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards” (“IFRS”). The amendments within this ASU change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between GAAP and IFRS. However, some of the amendments clarify FASB’s intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This new guidance did not have a significant impact on the Partnership’s financial statements.

Tidewater Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

The Partnership considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended March 31, 2012 and December 31, 2011, the Partnership did not hold any derivative instruments for which market quotations were not readily available and that were priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2 ) or that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). There were no transfers of assets and liabilities between Level 1 and Level 2 during the quarter ended March 31, 2012.

	000,000,000,000	000,000,000,000	000,000,000,000	000,000,000,000
	March 31, 2012	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$1,538,530	$1,538,530	$—	$—
Forwards	24,595	18,563	6,032	—

Total assets	1,563,125	1,557,093	6,032	—

Liabilities
Futures	$1,106,729	$1,106,729	$—	$—
Forwards	48,475	40,071	8,404	—

Total liabilities	1,155,204	1,146,800	8,404	—

Net fair value	$407,921	$410,293	$(2,372)	$—

	000,000,000,000	000,000,000,000	000,000,000,000	000,000,000,000
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$1,870,210	$1,870,210	$—	$—
Forwards	301,950	301,950	—	—

Total assets	2,172,160	2,172,160	—	—

Liabilities
Futures	$1,391,655	$1,391,655	$—	$—
Forwards	2,750	2,750	—	—

Total liabilities	1,394,405	1,394,405	—	—

Net fair value	$777,755	$777,755	$—	$—

Tidewater Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

5. Financial Instrument Risks:

In the normal course of business, the Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specified terms on specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and, certain forward and option contracts. OTC contracts are negotiated between contracting parties and include swaps and certain forward, swaps and option contracts. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 0.0% to 6.4% of the Partnership’s contracts are traded OTC.

The risk to the limited partners that have purchased Redeemable Units is limited to the amount of their share of the Partnership’s net assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.

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

The majority of these financial instruments mature within one year of the inception date. However, due to the nature of the Partnership’s business, these instruments may not be held to maturity.

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

Partnership’s Investments. All commodity interests held by the Partnership (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are

Tidewater Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses and Changes in Partners’ Capital.

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

GAAP also requires the use of judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Partnership’s Level 2 assets and liabilities.

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

The Partnership considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended March 31, 2012 and December 31, 2011, the Partnership did not hold any derivative instruments for which market quotations were not readily available and that were priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

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

March 31, 2012

(Unaudited)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its equity in its trading account, consisting of cash and cash equivalents, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2012.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading, and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2012, Partnership capital decreased 13.0% from $23,517,223 to $20,463,769. This decrease was attributable to a net loss from operations of $2,331,196, coupled with redemptions of 786.4957 Redeemable Units totaling $1,064,420, which was partially offset by the subscriptions of 235.2325 Redeemable Units totaling $342,162. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Management believes that the estimates and assumptions utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 6 of the Financial Statements.

The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) and change in net unrealized gains (losses) in the Statements of Income and Expenses and Changes in Partners’ Capital.

Results of Operations

During the Partnership’s first quarter of 2012, the net asset value per unit decreased 9.9% from $1,478.65 to $1,332.86 as compared to an increase of 13.6% in the first quarter of 2011. The Partnership experienced a net trading loss before brokerage fees and related fees in the first quarter of 2012 of $1,874,752. Losses were primarily attributable to the trading of commodity futures in currencies, grains, U.S. and non-U.S. interest rates, livestock, and softs and were partially offset by gains in energy, metals and indices. The Partnership experienced a net trading gain before brokerage fees and related fees in the first quarter of 2011 of $5,809,204. Gains were primarily attributable to the trading of commodity futures in currencies, energy, grains, livestock, metals, indices and softs and were partially offset by gains in U.S. and non-U.S. interest rates.

The most significant losses were recorded within the currency markets during January from short positions in the Swiss franc versus the U.S. dollar as the value of the franc reversed higher against the U.S. dollar. During February and March, long positions in the Mexican peso and Norwegian krone versus the U.S. dollar resulted in losses as the value of these currencies fell against the U.S. dollar after concern over earnings in China reduced demand for higher-yielding currency assets. Within the global interest rate sector, losses were incurred in February and March from long positions in Australian, U.S., European, and Canadian fixed-income futures. During February, prices fell amid optimism that Greece would receive a second bailout, thereby diminishing demand for the relative “safety” of government bonds. Meanwhile, prices fell further during March after the U.S. Federal Reserve upwardly revised their U.S. economic outlook. Additional losses were incurred within the agricultural complex, primarily during January, from short positions in cocoa futures as prices advanced on concern supplies from the Ivory Coast, the world’s largest cocoa growing country, may weaken.

A portion of the Partnership’s losses for the quarter was offset by gains experienced within the energy sector from short positions in natural gas futures as prices dropped throughout the majority of the quarter amid ample inventories and mild weather across the U.S. Additional gains were experienced in this market sector during February from long futures positions in RBOB (unleaded) gasoline and Brent crude oil as prices increased on concerns over inventory levels and rising tensions in the Middle East. Within the metals sector, gains were recorded during January from long positions in gold futures as prices advanced as the U.S. Federal Reserve’s pledge to keep U.S. borrowing costs low drove the U.S. dollar down, boosting demand for the precious metal. Within the global stock index sector, gains were achieved in February and March from long positions in U.S. equity index futures as prices were buoyed higher by better-than-expected economic reports in these regions. Prices also rose after China cut banks’ reserve requirements to fuel lending and the U.S. Federal Reserve Board raised its assessment of the U.S. economy.

Commodity markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility for profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisor to identify those price trends correctly. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisor is able to identify them, the Partnership expects to increase capital through operations.

Interest income on 80% of the average daily equity maintained in cash in the Partnership’s brokerage account was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income for the three months ended March 31, 2012 decreased by $5,908, as compared to the corresponding period in 2011. The decrease in interest income was primarily due to lower U.S. Treasury bill rates during the three months ended March 31, 2012, as compared to the corresponding period in 2011. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s account and upon interest rates over which neither the Partnership nor CGM has control.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage fees and clearing fees for the three months ended March 31, 2012 decreased by $300,648, as compared to the corresponding period in 2011. The decrease in brokerage fees is due to lower average adjusted net assets during the three months ended March 31, 2012, as compared to the corresponding period in 2011.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three months ended March 31, 2012 decreased by $94,355, as compared to the corresponding period in 2011. The decrease in management fees is due to lower average adjusted net assets during the three months ended March 31, 2012, as compared to the corresponding period in 2011.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the management agreement among the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three months ended March 31, 2012 or 2011. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

The limited partners will not be liable for losses exceeding the current net asset value of their investment.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2012 and December 31, 2011, and the highest, lowest and average values during the three months ended March 31, 2012 and the twelve months ended December 31, 2011. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of March 31, 2012, the Partnership’s total capitalization was $20,463,769. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011.

March 31, 2012

			Three Months Ended March 31, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$875,645	4.28%	$1,370,825	$520,464	$715,827
Energy	615,300	3.00%	733,779	466,770	559,147
Grains	132,580	0.65%	1,141,450	95,405	203,607
Indices	973,074	4.76%	2,710,265	530,828	900,908
Interest Rates U.S.	126,196	0.62%	156,636	29,500	130,420
Interest Rates Non-U.S.	614,998	3.00%	910,530	358,383	755,126
Livestock	76,410	0.37%	265,450	62,040	67,487
Metals	316,480	1.55%	1,316,070	316,440	334,376
Softs	693,748	3.39%	1,581,019	606,710	684,514

Total	$4,424,431	21.62%

*	Average of month-end Values at Risk.

As of December 31, 2011, the Partnership’s total capitalization was $23,517,223.

December 31, 2011

			Twelve Months Ended December 31, 2011
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,081,085	4.60%	$1,379,867	$832,855	$1,097,042
Energy	455,800	1.94%	863,083	450,550	622,684
Grains	351,542	1.50%	1,141,450	185,150	622,608
Indices	492,553	2.09%	2,710,265	295,731	1,524,778
Interest Rates U.S.	175,100	0.74%	179,800	29,500	109,475
Interest Rates Non-U.S.	1,031,701	4.39%	1,076,331	358,383	784,532
Livestock	41,700	0.18%	265,450	39,970	124,117
Metals	362,324	1.54%	1,316,070	354,331	791,992
Softs	555,733	2.36%	1,581,019	390,793	790,732

Total	$4,547,538	19.34%

*	Annual average of month-end Values at Risk.

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2012 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The following information supplements and amends the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. There are no material legal proceedings pending against the Partnership and the General Partner.

Subprime Mortgage-Related Litigation and Other Matters

On March 15, 2012, the United States Court of Appeals for the Second Circuit granted a stay of the district court proceedings pending resolution of the appeals in SEC v. CGMI. Additional information relating to this matter is publicly available in court filings under docket numbers 11 Civ. 7387 (S.D.N.Y.) (Rakoff, J.) and 11-5227 (2d Cir.).

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2012, there were additional subscriptions of 235.2325 Redeemable Units totaling $342,162. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased be accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests, including futures contracts, options, forwards and swap contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2012 - January 31, 2012	177.0010	$1,421.88	N/A	N/A
February 1, 2012 - February 29, 2012	79.8512	$1,337.55	N/A	N/A
March 1, 2012 - March 31, 2012	529.6435	$1,332.86	N/A	N/A
	786.4957	$1,353.37

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day.

Item 3. Defaults Upon Senior Securities — None

Item 4. Mine Safety Disclosures — None

Item 5. Other Information— None

Item 6. Exhibits

3.1		Second Amended and Restated Limited Partnership Agreement (filed as Exhibit 3.2 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

3.2		Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of the State of New York (filed as Exhibit 3.1 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

	(a)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated February 26, 1999 (filed as Exhibit 3.1(a) to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

	(b)	Certificate of Change of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated January 31, 2000 (filed as Exhibit 3.2(g) to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(c)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated April 1, 2001 (filed as Exhibit 3.1(b) to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

	(d)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 3.2(c) to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(e)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.1(c) to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

	(f)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.2(e) to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(g)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 30, 2009 (filed as Exhibit 99.1(a) to the current report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

	(h)	Certificate of Amendment of the Certificate of Limited Partnership dated June 30, 2010 (filed as Exhibit 3.2(h) to the current report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

(i)	Certificate of Amendment of the Certificate of Limited Partnership dated September 2, 2011 (filed as Exhibit 3.1 to the current report on Form 8-K filed on September 17, 2011 and incorporated herein by reference).

10.1	Amended and Restated Management Agreement among the Partnership, the General Partner and Chesapeake Capital Corporation (filed as Exhibit 10.1 to the current report on Form 8-K filed on September 16, 2010 and incorporated herein by reference).

10.1(a)	Letter extending the Management Agreement between the General Partner and Chesapeake Capital Corporation (filed as Exhibit 10.1 (a) to the annual report on Form 10-K, filed March 30, 2012 and incorporated herein by reference).

10.2	Second Amended and Restated Customer Agreement between the Partnership and Salomon Smith Barney Inc. (filed as Exhibit 10.2 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

10.3	Amended and Restated Agency Agreement between the Partnership, Smith Barney Futures Management LLC and Salomon Smith Barney Inc. (filed as Exhibit 10.3 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

10.4	Form of Subscription Agreement (filed as Exhibit 10.4 to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.5	Joinder Agreement among Citigroup Managed Futures LLC (the former name of the General Partner), Citigroup Global Markets Inc. and Morgan Stanley Smith Barney LLC (filed as Exhibit 10 to the quarterly report on Form 10-Q filed on August 14, 2009 and incorporated herein by reference).

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

Date: May 15, 2012

By:	/s/ Brian Centner
Brian Centner
Chief Financial Officer (Principal Accounting Officer)

Date: May 15, 2012