Form 10-Q
period 2012-09-30
TIDEWATER FUTURES FUND LP
filed 2012-11-14
CIK 1140509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes       No X

As of October 31, 2012, 10,707.9143 Limited Partnership Redeemable Units were outstanding.

TIDEWATER FUTURES FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Tidewater Futures Fund L.P.

Statements of Financial Condition

	(Unaudited) September 30, 2012	December 31, 2011
Assets:
Equity in trading account:
Cash	$10,896,663	$18,186,510
Cash margin	3,460,605	5,223,123
Net unrealized appreciation on open futures contracts	445,462	478,555
Net unrealized appreciation on open forward contracts	0	299,200

Total trading equity	14,802,730	24,187,388
Interest receivable	623	0

Total assets	$14,803,353	$24,187,388

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$577,606	$0
Accrued expenses:
Brokerage fees	59,274	100,781
Management fees	11,756	40,016
Other	59,021	76,781
Redemptions payable	1,278,885	452,587

Total liabilities	1,986,542	670,165

Partners’ Capital:
General Partner, 184.9703 unit equivalents outstanding at September 30, 2012 and December 31, 2011	208,894	273,506
Limited Partners, 11,164.0073 and 15,719.5935 Redeemable Units outstanding at September 30, 2012 and December 31, 2011, respectively	12,607,917	23,243,717

Total partners’ capital	12,816,811	23,517,223

Total liabilities and partners’ capital	$14,803,353	$24,187,388

Net asset value per unit	$1,129.34	$1,478.65

See accompanying notes to financial statements.

Tidewater Futures Fund L.P.

Condensed Schedule of Investments

September 30, 2012

(Unaudited)

	Notional$/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	89	$37,622	0.29%
Energy	27	(24,488)	(0.19)
Grains	90	451,865	3.53
Indices	247	(124,203)	(0.97)
Interest Rates U.S.	38	(4,430)	(0.03)
Interest Rates Non-U.S.	147	79,620	0.62
Metals	15	118,095	0.92
Softs	90	(70,492)	(0.55)

Total futures contracts purchased		463,589	3.62

Futures Contracts Sold
Currencies	108	(54,358)	(0.42)
Energy	7	(29,546)	(0.23)
Grains	2	(492)	(0.00)*
Indices	6	(4,737)	(0.04)
Interest Rates Non-U.S.	21	(3,138)	(0.02)
Livestock	59	44,075	0.34
Softs	52	30,069	0.23

Total futures contracts sold		(18,127)	(0.14)

Unrealized Appreciation on Open Forward Contracts
Metals	105	250,657	1.95

Total unrealized appreciation on open forward contracts		250,657	1.95

Unrealized Depreciation on Open Forward Contracts
Metals	146	(828,263)	(6.46)

Total unrealized depreciation on open forward contracts		(828,263)	(6.46)

Net fair value		$(132,144)	(1.03)%

*	Due to rounding

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

Tidewater Futures Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Investment income:
Interest income	$1,990	$835	$5,870	$9,818

Expenses:
Brokerage fees including clearing fees	207,866	352,119	748,379	1,406,518
Management fees	78,926	134,595	282,414	514,614
Other	38,107	39,034	142,650	115,448

Total expenses	324,899	525,748	1,173,443	2,036,580

Management fees waived	(39,463)	0	(53,620)	0

Net expenses	285,436	525,748	1,119,823	2,036,580

Net investment income (loss)	(283,446)	(524,913)	(1,113,953)	(2,026,762)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(280,971)	(3,955,421)	(3,134,877)	1,276,991
Change in net unrealized gains (losses) on open contracts	69,031	(1,520,897)	(909,899)	(7,856,516)

Total trading results	(211,940)	(5,476,318)	(4,044,776)	(6,579,525)

Net income (loss)	(495,386)	(6,001,231)	(5,158,729)	(8,606,287)
Subscriptions - Limited Partners	0	452,229	342,162	1,124,729
Redemptions - Limited Partners	(2,750,176)	(521,278)	(5,883,845)	(11,843,864)
Redemptions - General Partner	0	0	0	(200,000)

Net increase (decrease) in Partners’ Capital	(3,245,562)	(6,070,280)	(10,700,412)	(19,525,422)
Partners’ Capital, beginning of period	16,062,373	28,216,902	23,517,223	41,672,044

Partners’ Capital, end of period	$12,816,811	$22,146,622	$12,816,811	$22,146,622

Net asset value per unit (11,348.9776 and 15,730.4317 units outstanding at September 30, 2012 and 2011, respectively)	$1,129.34	$1,407.88	$1,129.34	$1,407.88

Net income (loss) unit *	$(44.40)	$(380.86)	$(349.31)	$(574.55)

Weighted average units outstanding	13,186.3399	15,873.3636	14,691.5258	17,089.2039

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Tidewater Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

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

As of September 30, 2012, all trading decisions for the Partnership are made by Chesapeake Capital Corporation (the “Advisor”). The Partnership’s trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with CGM.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2012 and December 31, 2011 and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2012 and 2011. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2011.

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

Tidewater Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

2. Financial Highlights:

Changes in the net asset value per unit for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012		2011	2012		2011
Net realized and unrealized gains (losses) *	$(38.67)		$(369.97)	$(324.92)		$(538.18)
Interest income	0.16		0.05	0.42		0.54
Expenses **	(5.89	)***	(10.94)	(24.81	)***	(36.91)

Increase (decrease) for the period	(44.40)		(380.86)	(349.31)		(574.55)
Net asset value per unit, beginning of period	1,173.74		1,788.74	1,478.65		1,982.43

Net asset value per unit, end of period	$1,129.34		$1,407.88	$1,129.34		$1,407.88

*	Includes brokerage fees and clearing fee.

**	Excludes brokerage fees and clearing fee.

***	Expenses per unit would have been (8.88) and (28.78) for the three and nine months ended September 30, 2012, respectively, had it not been for the management fee waived by the Advisor.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012		2011(2)	2012		2011(2)
Ratios to average net assets: (1)
Net investment income (loss)	(7.4)%		(7.7)%	(7.9)%		(8.0)%
Incentive fees	—%		—%	—%		—%

Net investment income (loss) before incentive fees (3)	(7.4)%		(7.7)%	(7.9)%		(8.0)%

Operating expense	7.5	%(4)	7.7%	8.0	%(4)	8.1%
Incentive fees	—%		—%	—%		—%

Total expenses and incentive fee	7.5%		7.7%	8.0%		8.1%

Total return:
Total return before incentive fees	(3.8)%		(21.3)%	(23.6)%		(29.0)%
Incentive fees	—%		—%	—%		—%

Total return after incentive fees	(3.8)%		(21.3)%	(23.6)%		(29.0)%

(1)	Annualized (other than incentive fees).
(2)	The ratios are shown net and gross of incentive fees to conform to current period presentation.
(3)	Interest income less total expenses
(4)	Percentages are after management fee waivers. The Advisor voluntarily waived a portion of the management fee (equal to 0.3% of the Adjusted Net Assets for each period).

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Tidewater Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

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

All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded by the Partnership during the three months ended September 30, 2012 and 2011 were 920 and 2,002. The monthly average number of futures contracts traded by the Partnership during the nine months ended September 30, 2012 and 2011 were 1,316 and 2,786. The monthly average number of metal forward contracts traded by the Partnership during the three months ended September 30, 2012 and 2011 were 142 and 98. The monthly average number of metal forward contracts traded by the Partnership during the nine months ended September 30, 2012 and 2011 were 102 and 122. The monthly average notional value of currency forward contracts held by the Partnership during the three months ended September 30, 2012 and 2011 were $0 and $0. The monthly average notional value of currency forward contracts held by the Partnership during the nine months ended September 30, 2012 and 2011 were $685,407 and $0.

Tidewater Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions.

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of September 30, 2012 and December 31, 2011.

September 30, 2012
Assets
Futures Contracts
Currencies	$106,134
Energy	6,468
Grains	478,315
Indices	35,672
Interest Rates U.S.	15,000
Interest Rates Non-U.S.	92,241
Livestock	71,275
Metals	119,325
Softs	37,013

Total unrealized appreciation on open futures contracts	$961,443

Liabilities
Futures Contracts
Currencies	$(122,870)
Energy	(60,502)
Grains	(26,942)
Indices	(164,612)
Interest Rates U.S.	(19,430)
Interest Rates Non-U.S.	(15,759)
Livestock	(27,200)
Metals	(1,230)
Softs	(77,436)

Total unrealized depreciation on open futures contracts	$(515,981)

Net unrealized appreciation on open futures contracts	$445,462 *

September 30, 2012
Assets
Forward Contracts
Metals	$250,657

Total unrealized appreciation on open forward contracts	$250,657

Liabilities
Forward Contracts
Metals	$(828,263)

Total unrealized depreciation on open forward contracts	$(828,263)

Net unrealized depreciation on open forward contracts	$(577,606)**

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” on the Statements of Financial Condition.

Tidewater Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

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

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2012 and 2011.

Sector	Three Months Ended September 30, 2012 Gain (loss) from trading		Three Months Ended September 30, 2011 Gain (loss) from trading		Nine Months Ended September 30, 2012 Gain (loss) from trading		Nine Months Ended September 30, 2011 Gain (loss) from trading
Currencies	$(87,929)		$(2,256,330)		$(1,520,668)		$(744,996)
Energy	(235,095)		(789,081)		(682,782)		769,031
Grains	474,707		(704,236)		(313,086)		(2,138,665)
Indices	85,058		(2,910,763)		(877,327)		(3,014,293)
Interest Rates U.S.	30,406		892,977		264,612		838,492
Interest Rates Non-U.S.	97,753		2,604,105		588,830		1,240,500
Livestock	168,340		(173,235)		(6,315)		(1,232,627)
Metals	(355,677)		(939,403)		(322,234)		(478,067)
Softs	(389,503)		(1,200,352)		(1,175,806)		(1,818,900)

Total	$(211,940	)***	$(5,476,318	)***	$(4,044,776	)***	$(6,579,525	)***

***	This amount is in “Total trading results” on the Statements of Income and Expenses and Changes in Partners’ Capital.

Tidewater Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

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

Tidewater Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

The Partnership considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended September 30, 2012 and December 31, 2011, the Partnership did not hold any derivative instruments for which market quotations were not readily available and that were priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2 ) or that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). There were no transfers of assets and liabilities between Level 1 and Level 2 during the nine months ended September 30, 2012.

	September 30, 2012	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$961,443	$961,443	$0	$0
Forwards	250,657	250,657	0	0

Total assets	1,212,100	1,212,100	0	0

Liabilities
Futures	$515,981	$515,981	$0	$0
Forwards	828,263	828,263	0	0

Total liabilities	1,344,244	1,344,244	0	0

Net fair value	$(132,144)	$(132,144)	$0	$0

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$1,870,210	$1,870,210	$0	$0
Forwards	301,950	301,950	0	0

Total assets	2,172,160	2,172,160	0	0

Liabilities
Futures	$1,391,655	$1,391,655	$0	$0
Forwards	2,750	2,750	0	0

Total liabilities	1,394,405	1,394,405	0	0

Net fair value	$777,755	$777,755	$0	$0

Tidewater Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

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

September 30, 2012

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

The Partnership considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended September 30, 2012 and December 31, 2011, the Partnership did not hold any derivative instruments for which market quotations were not readily available and that were priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). There were no transfer of assets or liabilities between Level 1 and Level 2 during the nine months ended September 30, 2012.

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

September 30, 2012

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

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2009 through 2011 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are filed. The General Partner has assessed the subsequent events through the date of filing and determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Recent Accounting Pronouncements. In October 2011, FASB issued a proposed ASU intended to improve and converge financial reporting by setting forth consistent criteria for determining whether an entity is an investment company. Under longstanding GAAP, investment companies carry all of their investments at fair value, even if they hold a controlling interest in another company. The primary changes being proposed by FASB relate to which entities would be considered investment companies as well as certain disclosure and presentation requirements. In addition to the changes to the criteria for determining whether an entity is an investment company, FASB also proposes that an investment company consolidate another investment company if it holds a controlling financial interest in the entity. In August 2012, FASB updated the proposed ASU to state that entities regulated under the Investment Company Act of 1940 should qualify to be investment companies within the proposed investment company guidance. The Partnership will evaluate the impact that this proposed update would have on the financial statements once the pronouncement is issued.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its equity in its trading account, consisting of cash and cash equivalents, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2012.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading, and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2012, Partnership capital decreased 45.5% from $23,517,223 to $12,816,811. This decrease was attributable to a net loss of $5,158,729, coupled with redemptions of 4,790.8187 Redeemable Units totaling $5,883,845, which was partially offset by the subscriptions of 235.2325 Redeemable Units totaling $342,162. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2012, the net asset value per unit decreased 3.8% from $1,173.74 to $1,129.34 as compared to a decrease of 21.3% in the third quarter of 2011. The Partnership experienced a net trading loss before brokerage fees and related fees in the third quarter of 2012 of $211,940. Losses were primarily attributable to the trading of commodity futures in currencies, energy, metals and softs were partially offset by gains in grains, indices, U.S. and non-U.S. interest rates and livestock. The Partnership experienced a net trading loss before brokerage fees and related fees in the third quarter of 2011 of $5,476,318. Losses were primarily attributable to the trading of commodity futures in currencies, energy, grains, livestock, metals, softs and indices and were partially offset by gains in U.S. and non-U.S. interest rates.

The most significant losses were incurred within the metals complex during September from short positions in nickel, aluminum, and zinc futures as prices moved higher amid signs of increased infrastructure spending by the Chinese government. Within the energy markets, losses were recorded during July and August from short futures positions in crude oil and its related products as prices advanced on concern that instability in the Middle East will disrupt energy supplies. Within the currency sector, losses were experienced during August from short positions in the Norwegian krone, euro, and Swiss franc versus the U.S. dollar as the value of these European currencies moved higher against the U.S. dollar after German Chancellor Angela Merkel reiterated her commitment to working with the European Central Bank to resolve the euro-zone’s financial turmoil. A portion of the Partnership’s losses during the quarter was offset by gains achieved within the agricultural complex during July from long futures positions in the soybean complex, corn, and wheat as prices rose after a heat wave and drought in the U.S. Midwest threatened to limit output. Additional gains were recorded in this sector during July from short positions in feeder cattle futures as prices fell on speculation U.S. supplies may increase. Within the global interest rate sector, gains were experienced during July from long positions in U.S. and European fixed income futures as prices advanced on concern the global economic recovery is slowing. Within the global stock index markets, gains were recorded during August from long positions in U.S. equity index futures as prices moved higher on better-than-expected reports of U.S. corporate earnings and after the U.S. Federal Reserve’s plan to buy mortgage securities fueled demand for “riskier” assets.

During the Partnership’s nine months ended September 30, 2012, the net asset value per unit decreased 23.6% from $1,478.65 to $1,129.34 as compared to a decrease of 29.0% during the nine months ended September 30, 2011. The Partnership experienced a net trading loss before brokerage fees and related fees for the nine months ended September 30, 2012 of $4,044,776. Losses were primarily attributable to the trading of commodity futures in currencies, energy, grains, indices, livestock, metals and softs and were partially offset by gains in U.S. and non-U.S. interest rates. The Partnership experienced a net trading loss before brokerage fees and related fees for the nine months ended September 30, 2011 of $6,579,525. Losses were primarily attributable to the trading of commodity futures in currencies, grains, livestock, softs, metals and indices and were partially offset by gains in energy, U.S. and non-U.S. interest rates.

The most significant losses were incurred within the currency sector during January from short positions in the Swiss franc versus the U.S. dollar as the value of the franc reversed higher against the U.S. dollar. During February and March, long positions in the Mexican peso and Norwegian krone versus the U.S. dollar resulted in losses as the value of these currencies fell against the U.S. dollar after concern over earnings in China reduced demand for higher-yielding currency assets. Within the agricultural complex, losses were experienced during January from short positions in cocoa futures as prices advanced on concern supplies from the Ivory Coast, the world’s largest cocoa growing country, may weaken. Losses were also recorded during May from long futures positions in the soybean complex as prices fell amid favorable growing conditions in the U.S. Additional losses in this sector were experienced in June from short positions in sugar futures as prices advanced after heavy rains hampered the harvest in Brazil. Meanwhile, losses were recorded in the energy sector primarily during May from long futures positions in crude oil and its related products as prices declined on signs that manufacturing is slowing in China and Europe and after stockpiles rose in the U.S. Within the global stock index markets, losses were experienced during April and May from long positions in U.S., European, and Japanese equity index futures as prices fell amid an unexpected rise in the U.S. unemployment rate and weakening economic data from China and Europe. Within the metals complex, losses were incurred during September from short positions in nickel, aluminum, and zinc futures as prices moved higher amid signs of increased infrastructure spending by the Chinese government. A portion of the Partnership’s losses during the first nine months of the year was offset by gains experienced within the global interest rate sector during April and May from Australian, U.S., and European fixed income futures as prices advanced after Standard & Poor’s cut Spain’s credit rating and Greece failed to form a unified government, adding to concern central banks and politicians are failing to contain the European debt crisis. Gains in this sector were also experienced during July from long positions in U.S. and European fixed income futures as prices advanced on concern the global economic recovery is slowing.

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

Interest income on 80% of the average daily equity maintained in cash in the Partnership’s brokerage account was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income for the three months ended September 30, 2012 increased by $1,155, as compared to the corresponding period in 2011. The increase in interest income was primarily due to higher U.S. Treasury bill rates during the three months ended September 30, 2012, as compared to the corresponding period in 2011. Interest income for the nine months ended September 30, 2012 decreased by $3,948, as compared to the corresponding period in 2011. The decrease in interest income was primarily due to lower average net assets during the nine months ended September 30, 2012, as compared to the corresponding period in 2011. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s account and upon interest rates over which neither the Partnership nor CGM has control.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage fees and clearing fees for the three and nine months ended September 30, 2012 decreased by $144,253 and $658,139, respectively, as compared to the corresponding periods in 2011. The decrease in brokerage fees is due to lower average adjusted net assets during the three and nine months ended September 30, 2012, as compared to the corresponding periods in 2011.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three and nine months ended September 30, 2012 decreased by $95,132 and $285,820, respectively, as compared to the corresponding periods in 2011. The decrease in management fees is due to lower average adjusted net assets as well as a reduction in the management fee rate during the three and nine months ended September 30, 2012, as compared to the corresponding periods in 2011.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the management agreement among the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three and nine months ended September 30, 2012 or 2011. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2012 and December 31, 2011, and the highest, lowest and average values during the three months ended September 30, 2012 and the twelve months ended December 31, 2011. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of September 30, 2012, the Partnership’s total capitalization was $12,816,811. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011.

September 30, 2012

			Three Months Ended September 30, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$398,030	3.11%	$404,777	$342,534	$383,468
Energy	117,822	0.92%	131,098	60,830	106,667
Grains	231,250	1.80%	243,150	106,750	238,058
Indices	697,848	5.45%	703,517	372,259	515,994
Interest Rates U.S.	82,550	0.64%	91,800	62,050	80,350
Interest Rates Non-U.S.	301,066	2.35%	325,722	262,645	311,180
Livestock	79,900	0.62%	93,200	79,900	87,100
Metals	378,640	2.95%	535,516	295,817	457,979
Softs	273,943	2.14%	274,243	201,512	240,600

Total	$2,561,049	19.98%

*	Average of month-end Values at Risk.

As of December 31, 2011, the Partnership’s total capitalization was $23,517,223.

December 31, 2011

			Twelve Months Ended December 31, 2011
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,081,085	4.60%	$1,379,867	$832,855	$1,097,042
Energy	455,800	1.94%	863,083	450,550	622,684
Grains	351,542	1.50%	1,141,450	185,150	622,608
Indices	492,553	2.09%	2,710,265	295,731	1,524,778
Interest Rates U.S.	175,100	0.74%	179,800	29,500	109,475
Interest Rates Non-U.S.	1,031,701	4.39%	1,076,331	358,383	784,532
Livestock	41,700	0.18%	265,450	39,970	124,117
Metals	362,324	1.54%	1,316,070	354,331	791,992
Softs	555,733	2.36%	1,581,019	390,793	790,732

Total	$4,547,538	19.34%

*	Annual average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2012 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The following information supplements and amends the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as updated by the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012.

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

RMBS Litigation and Other Matters

On May 4, 2012, the district court in FEDERAL HOUSING FINANCE AGENCY v. UBS AMERICAS, INC., ET AL., a parallel case to FEDERAL HOUSING FINANCE AGENCY v. ALLY FINANCIAL INC., ET AL., FEDERAL HOUSING FINANCE AGENCY v. CITIGROUP INC., ET AL., and FEDERAL HOUSING FINANCE AGENCY v. JPMORGAN CHASE & CO., ET AL., denied defendants’ motion to dismiss plaintiff’s securities law claims and granted defendants’ motion to dismiss plaintiff’s negligent misrepresentation claims. On June 19, 2012, the district court granted defendants’ motion to certify an interlocutory appeal to the United States Court of Appeals for the Second Circuit from the court’s statutes of repose and limitations rulings.

On May 15, 2012, Woori Bank filed a complaint in the United States District Court for the Southern District of New York against Citigroup alleging actionable misstatements and omissions in connection with Woori Bank’s $95 million investment in five collateralized debt obligations.

On May 18, 2012, the Federal Deposit Insurance Corporation filed (“FDIC”) complaints in the United States District Courts for the Southern District of New York and the Central District of California against various defendants, including Citigroup Global Markets Inc., Citicorp Mortgage Securities Inc., and CitiMortgage Inc., in connection with purchases of residential mortgage-backed securities (“RMBS”) by two failed banks for which the FDIC is acting as receiver.

On June 6, 2012, the court granted in part and denied in part defendants’ motions to dismiss in WESTERN & SOUTHERN LIFE INS. CO., ET AL. v. RESIDENTIAL FUNDING CO., LLC, ET AL.

On June 26, 2012, the court overruled defendants’ demurrer to plaintiff’s amended complaint in FEDERAL HOME LOAN BANK OF CHICAGO v. BANC OF AMERICA SECURITIES, LLC, ET AL.

On July 27, 2012, John Hancock Life Insurance Co. and several affiliated entities filed a complaint in the United States District Court for the District of Minnesota against various defendants, including CGM, asserting disclosure claims arising out of purchases of RMBS.

On August 29, 2012, the United States District Court for the Southern District of New York issued an order preliminarily approving the parties’ settlement in IN RE CITIGROUP INC. SECURITIES LITIGATION, pursuant to which Citigroup has agreed to pay $590 million. A fairness hearing is scheduled for January 15, 2013.

On August 30, 2012, Rentokil-Initial Pension Scheme filed a putative class action complaint against Citigroup on behalf of purchasers of 26 Citigroup offerings of medium term Euro Notes issued between October 12, 2005 and February 25, 2009. The complaint asserts claims under Section 90 of the Financial Services and Markets Act 2000 and includes allegations similar to those asserted in IN RE CITIGROUP INC. BOND LITIGATION.

On October 15, 2012, the United States District Court for the Southern District of New York granted lead plaintiffs’ amended motion for class certification in NEW JERSEY CARPENTERS HEALTH FUND v. RESIDENTIAL CAPITAL LLC, ET AL., having previously denied lead plaintiffs’ motion for class certification on January 18, 2011. Plaintiffs in this action allege violations of Sections 11, 12, and 15 of the Securities Act of 1933, as amended, and assert disclosure claims on behalf of a putative class of purchasers of mortgage-backed securities issued by Residential Accredited Loans, Inc. pursuant or traceable to prospectus materials filed on March 3, 2006 and April 3, 2007. CGM is one of the underwriter defendants.

Other Matters

Citigroup and Citibank, N.A., along with other U.S. Dollar (USD) LIBOR panel banks, are defendants in the multidistrict litigation (MDL) proceeding before Judge Buchwald in the United States District Court for the Southern District of New York captioned IN RE LIBOR-BASED FINANCIAL INSTRUMENTS ANTITRUST LITIGATION. Judge Buchwald has appointed interim lead class counsel for, and consolidated amended complaints have been filed on behalf of, three separate putative classes of plaintiffs: (1) OTC purchasers of derivative instruments tied to USD LIBOR; (2) purchasers of exchange-traded derivative instruments tied to USD LIBOR; and (3) indirect OTC purchasers of U.S. debt securities. Each of these putative classes alleges that the panel bank defendants conspired to suppress USD LIBOR in violation of the Sherman Act and/or the Commodity Exchange Act, thereby causing plaintiffs to suffer losses on the instruments they purchased. Also consolidated into the MDL proceeding are individual civil actions commenced by various Charles Schwab entities that allege that the panel bank defendants conspired to suppress the USD LIBOR rates in violation of the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act, and California state law, causing the Schwab entities to suffer losses on USD LIBOR-linked financial instruments that they owned. Plaintiffs in these actions seek compensatory damages and restitution for losses caused by the alleged violations, as well as treble damages under the Sherman Act. The Schwab and OTC plaintiffs also seek injunctive relief.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012, other than as set forth below.

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

In October 2011, the CFTC adopted new rules governing position limits. In September 2012, these rules were vacated by the United States District Court for the District of Columbia and remanded to the CFTC for further consideration. It is possible, nevertheless, that these rules may take effect in some form via re-promulgation or a successful appeal by the CFTC of the District Court’s ruling. The vacated rules established position limits on certain futures contracts and any economically equivalent futures, options and swaps.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September 30, 2012, there were no additional subscriptions of Redeemable Units. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased be accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests, including futures contracts, options, forwards and swap contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2012 - July 31, 2012	291.9830	$1,234.82	N/A	N/A
August 1, 2012 - August 31, 2012	911.4250	$1,218.69	N/A	N/A
September 1, 2012 - September 30, 2012	1,132.4180	$1,129.34	N/A	N/A
	2,335.8260	$1,177.39

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day.

Item 3. Defaults Upon Senior Securities — None

Item 4. Mine Safety Disclosures — None

Item 5. Other Information

The registrant does not have a board of directors. The General Partner is managed by a board of directors.

Effective November 14, 2012, Mr. Damian George was appointed a director of the General Partner.

Damian George, age 45, has been a Director of the General Partner since November 2012. Since June 2012, Mr. George has been the Chief Financial Officer and a principal of the General Partner and is an associate member of the National Futures Association. Since August 2009, Mr. George has been employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities include oversight of budgeting, finance and Sarbanes-Oxley testing for the Alternative Investments–Managed Futures group. Since August 2009, Mr. George has been registered as an associated person of Morgan Stanley Smith Barney LLC. From November 2005 through July 2009, Mr. George was employed by Citi Alternative Investments, a division of Citigroup Inc. (“Citigroup”), a financial services firm, which administered Citigroup’s hedge fund and fund of funds business, where he served as Director and was responsible for budgeting, finance and Sarbanes-Oxley testing for the Hedge Fund Management group. From November 2004 through July 2009, Mr. George was registered as an associated person of CGM. Mr. George earned his Bachelor of Science degree in Accounting in May 1989 from Fordham University and his Master of Business Administration degree in International Finance in February 1998 from Fordham University. Mr. George is a Certified Public Accountant.

In addition, effective January 1, 2013 (the “Effective Date”), the Advisor will no longer be responsible for trading decisions made for the Partnership or allocated a portion of the Partnership’s assets to manage. The Advisor will be replaced with Rabar Market Research, Inc. (“Rabar”) as the sole trading advisor to the Partnership. It is anticipated that on or about the Effective Date, the Partnership’s assets will be traded pursuant to Rabar’s Diversified Program. Limited partners have been given the option to redeem their investments in the Partnership prior to the Effective Date.

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

Exhibit 31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).

Exhibit 31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director).

Exhibit 32.1 — Section 1350 Certification (Certification of President and Director).

Exhibit 32.2 — Section 1350 Certification (Certification of Chief Financial Officer and Director).

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIDEWATER FUTURES FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Walter Davis
Walter Davis
President and Director

Date: November 14, 2012

By:	/s/ Damian George
Damian George
Chief Financial Officer and Director (Principal Accounting Officer)

Date: November 14, 2012