Form 10-Q
period 2013-03-31
TIDEWATER FUTURES FUND LP
filed 2013-05-15
CIK 1140509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes       No X

As of April 30, 2013, 8,466.7843 Limited Partnership Redeemable Units were outstanding.

TIDEWATER FUTURES FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Tidewater Futures Fund L.P.

Statements of Financial Condition

	(Unaudited) March 31, 2013	December 31, 2012
Assets:
Investment in Master, at fair value	$9,275,988	$—
Equity in trading account:
Cash	116,254	11,048,533
Net unrealized appreciation on open forward contracts	—	33,092

Total trading equity	9,392,242	11,081,625
Interest receivable	—	480

Total assets	$9,392,242	$11,082,105

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage fees	$39,134	$46,175
Management fees	15,360	9,118
Other	136,844	93,878
Redemptions payable	350,808	786,523

Total liabilities	542,146	935,694

Partners’ Capital:
General Partner, 110.9703 and 184.9703 unit equivalents outstanding at March 31, 2013 and December 31, 2012, respectively	111,653	190,233
Limited Partners, 8,685.0643 and 9,680.7683 Redeemable Units outstanding at March 31, 2013 and December 31, 2012, respectively	8,738,443	9,956,178

Total partners’ capital	8,850,096	10,146,411

Total liabilities and partners’ capital	$9,392,242	$11,082,105

Net asset value per unit	$1,006.15	$1,028.45

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

Tidewater Futures Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Investment income:
Interest income**	$1,166	$1,770

Expenses:
Brokerage fees including clearing fees***	137,511	287,859
Management fees	48,668	109,061
Other****	98,167	61,294

Total expenses	284,346	458,214

Net investment income (loss)	(283,180)	(456,444)

Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	28,396	(1,504,918)
Net realized gains (losses) on investment in Master	89,212	—
Change in net unrealized gains (losses) on open contracts	(33,092)	(369,834)
Change in net unrealized gains (losses) on investment in Master	(3,549)	—

Total trading results	80,967	(1,874,752)

Net income (loss)	(202,213)	(2,331,196)
Subscriptions - Limited Partners	—	342,162
Redemptions - Limited Partners	(1,019,091)	(1,064,420)
Redemptions - General Partners	(75,011)	—

Net increase (decrease) in Partners’ capital	(1,296,315)	(3,053,454)
Partners’ Capital, beginning of period	10,146,411	23,517,223

Partners’ Capital, end of period	8,850,096	$20,463,769

Net asset value per unit (8,796.0346 and 15.353.3006 units outstanding at March 31, 2013 and 2012, respectively)	$1,006.15	$1,332.86

Net income (loss) unit *	$(22.30)	($145.79)

Weighted average units outstanding	9,511.2606	15,961.9191

*	Based on change in net asset value per unit
**	2013 includes $1,166 of interest income allocated from the Master.
***	2013 includes $13,812 of clearing fees allocated from the Master.
****	2013 include $18,113 of other expenses allocated from the Master.

See accompanying notes to financial statements.

Tidewater Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

1. General:

Tidewater Futures Fund L.P. (the “Partnership”) is a limited partnership organized on February 23, 1995 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The Partnership may also engage in exchange for physical transactions. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, metals and softs. The commodity interests that are traded by the Partnership through its investment in the Master (as defined below) are volatile and involve a high degree of market risk. The Partnership privately and continuously offers redeemable units interest (“Redeemable Units”) in the Partnership to qualified investors who were existing limited partners in the Partnership as of February 1, 2012. There is no maximum number of Redeemable Units that may be sold by the Partnership.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Inc. indirectly owns a minority equity interest in MSSB Holdings. Citigroup Inc. also indirectly owns Citigroup Global Markets Inc. (“CGM”), the commodity broker and selling agent for the Partnership. Morgan Stanley expects to purchase, subject to regulatory approvals, Citigroup Inc.’s remaining interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc. As of March 31, 2013, all trading decisions for the Partnership are made by Rabar Market Research, Inc. (“Rabar”). Effective January 1, 2013, Rabar replaced Chesapeake Capital Corporation (“Chesapeake”) as the Partnership’s sole trading advisor. References in this report to the “Advisor” refers to Chesapeake and/or Rabar as applicable.

Effective January 1, 2013, the Partnership allocated substantially all of its capital to the Rabar Master Fund L.P. (the “Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased an interest in the Master with cash equal to $10,145,418. The Master was formed in order to permit accounts managed by the Advisor using the Diversified Program, the Advisor’s propriety, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of the Master. In addition, the Master’s commodity broker is CGM. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be limited partners of the Master. The General Partner and the Advisor believe that trading through this master/feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected.

The General Partner of the Partnership and the Master is not aware of any material changes to the trading program discussed above during the fiscal quarter ended March 31, 2013.

At March 31, 2013, the Partnership owned approximately 23.8% of the Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with CGM. The Master’s Statements of Financial Condition, Condensed Schedule of Investments and Statements of Income and Expenses and Changes in Partner’s Capital are included herein.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner is liable for obligations of the Partnership in excess of its capital contribution and profits or losses, if any, net of distributions.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at March 31, 2013 and December 31, 2012 and the results of its operations and changes in partners’ capital for the three months ended March 31, 2013 and 2012. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2012.

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

Tidewater Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

The Master’s Statement of Financial Condition and Condensed Schedule of Investments as of March 31, 2013 and Statement of Income and Expenses and Changes in Partners’ Capital for the three months ended March 31, 2013, are presented below:

Rabar Master Fund L. P.

Statements of Financial Condition

	(Unaudited) March 31,	December 31,
	2013	2012
Assets:
Equity in trading account:
Cash	$35,206,972	$26,947,476
Cash margin	3,384,835	3,587,402
Net unrealized appreciation on open futures contracts	521,538	608,427
Net unrealized appreciation on open forward contracts	22,750	—

Total assets	$39,136,095	$31,143,305

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$—	$21,795
Accrued expenses:
Professional fees	89,105	25,500
Due to Westport Futures Fund L.P.	—	7,665

Total liabilities	89,105	54,960

Partners’ Capital:
General Partner	—	—
Limited Partners	39,046,990	31,088,345

Total liabilities and partners’ capital	$39,136,095	$31,143,305

Tidewater Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

Rabar Master Fund L.P.

Condensed Schedule of Investments

March 31, 2013

(Unaudited)

	Notional $/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	219	$(31,086)	(0.08)%
Energy	74	26,822	0.07
Grains	11	(14,200)	(0.04)
Indices	295	64,939	0.17
Interest Rates U.S.	198	48,828	0.13
Interest Rates Non-U.S.	554	285,689	0.73
Metals	11	(3,610)	(0.01)
Softs	57	75,280	0.19

Total futures contracts purchased		452,662	1.16

Futures Contracts Sold
Currencies	54	(23,605)	(0.06)
Energy	14	(43,765)	(0.11)
Interest Rates U.S.	5	(163)	(0.00)*
Interest Rates Non-U.S.	1	96	0.00 *
Livestock	46	(48,760)	(0.12)
Metals	31	31,830	0.08
Softs	200	153,243	0.39

Total futures contracts sold		68,876	0.18

Unrealized Appreciation on Open Forward Contracts
Currencies	$5,644,466	49,842	0.13
Metals	82	90,679	0.23

Total unrealized appreciation on open forward contracts		140,521	0.36

Unrealized Depreciation on Open Forward Contracts
Currencies	$10,577,865	(72,519)	(0.19)
Metals	16	(45,252)	(0.12)

Total unrealized depreciation on open forward contracts		(117,771)	(0.31)

Net fair value		$544,288	1.39%

*	Due to rounding

Tidewater Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

Rabar Master Fund L.P.

Condensed Schedule of Investments

December 31, 2012

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	185	$188,465	0.61%
Energy	65	34,420	0.11
Grains	25	(23,350)	(0.08)
Indices	228	11,172	0.04
Interest Rates U.S.	104	15,484	0.05
Interest Rates Non - U.S.	663	70,971	0.23
Livestock	46	(13,488)	(0.04)
Metals	49	12,849	0.04
Softs	32	(2,337)	(0.01)

Total futures contracts purchased		294,186	0.95

Futures Contracts Sold
Currencies	51	268,984	0.87
Grains	43	32,588	0.10
Interest Rates Non - U.S.	22	(696)	(0.00)*
Livestock	5	1,000	0.00 *
Metals	1	1,065	0.00 *
Softs	5	11,300	0.04

Total futures contracts sold		314,241	1.01

Unrealized Appreciation on Open Forward Contracts
Currencies	$9,080,279	42,366	0.14
Metals	29	19,876	0.06

Total unrealized appreciation on open forward contracts		62,242	0.20

Unrealized Depreciation on Open Forward Contracts
Currencies	$8,659,321	(45,677)	(0.15)
Metals	18	(38,360)	(0.12)

Total unrealized depreciation on open forward contracts		(84,037)	(0.27)

Net fair value		$586,632	1.89%

*	Due to rounding

Tidewater Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

Rabar Master Fund L. P.

Statement of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

Three Months Ended
March 31, 2013
Investment Income:
Interest income	$4,783

Expenses:
Clearing fees	56,437
Professional fees	74,032

Total expenses	130,469

Net investment income (loss)	(125,686)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	367,056
Change in net unrealized gains (losses) on open contracts	(42,344)

Total trading results	324,712

Net income (loss)	199,026
Subscriptions	10,836,572
Redemptions	(3,072,170)
Distribution of interest income to feeder funds	(4,783)

Net increase (decrease) in Partners’ Capital	7,958,645
Partners’ Capital, beginning of period	31,088,345

Partners’ Capital, end of period	$39,046,990

Tidewater Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

2. Financial Highlights:

Changes in the net asset value per unit for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
	2013	2012
Net realized and unrealized gains (losses) *	$(7.04)	$(135.23)
Interest income	0.12	0.11
Expenses **	(15.38)	(10.67)

Increase (decrease) for the period	(22.30)	(145.79)
Net asset value per unit, beginning of period	1,028.45	1,478.65

Net asset value per unit, end of period	$1,006.15	$1,332.86

*	Includes brokerage fees and clearing fees.

**	Excludes brokerage fees and clearing fees.

	Three Months Ended March 31,
	2013	2012
Ratios to average net assets: ***
Net investment income (loss)	(12.0)%	(8.4)%
Incentive fees	—%	—%

Net investment income (loss) before incentive fees ****	(12.0)%	(8.4)%

Operating expense	12.1%	8.4%
Incentive fees	—%	—%

Total expenses and incentive fee	12.1%	8.4%

Total return:
Total return before incentive fees	(2.2)%	(9.9)%
Incentive fees	—%	—%

Total return after incentive fees	(2.2)%	(9.9)%

***	Annualized (other than incentive fees).
****	Interest income less total expenses

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Tidewater Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

Financial Highlights of the Master:

Three Months Ended
March 31,
2013
Ratios to average net assets:*
Net investment income (loss)**	(1.4)%

Operating expenses	1.4%

Total return	1.4%

*	Annualized.

**	Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period.

Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Tidewater Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

3. Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. As of January 1, 2013, the Partnership invests substantially all of its assets through a “master/feeder” structure. The results of the Partnership’s trading activities and the Partnership’s pro rata share of the results of the Master’s trading activities are shown in the Statements of Income and Expenses and Changes in Partners’ Capital.

The customer agreement between the Partnership and CGM and the Master and CGM give the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures and open forward contracts. The Partnership and the Master net, for financial reporting purposes, the unrealized gains and losses on open futures and on open forward contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification (“ASC”) 210-20 “Balance Sheet,” have been met.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions.

Tidewater Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded by the Master during the three months ended March 31, 2013 was 1,704. The monthly average number of metal forward contracts traded by the Master during the three months ended March 31, 2013 was 153. The monthly average notional values of currency forward contracts held by the Master during the three months ended March 31, 2013 was $32,074,364.

On January 1, 2013, the Partnership adopted Accounting Standards Update (“ASU”) 2011-11, “Disclosure about Offsetting Assets and Liabilities” and ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”. ASU 2011-11 created a new disclosure requirement about the nature of an entity’s rights to setoff and the related arrangements associated with its financial instruments and derivative instruments, while ASU 2013-01 clarified the types of instruments and transactions that are subject to the offsetting disclosure requirements established by ASU 2011-11. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of these disclosures is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Reporting Financial Standards (“IFRS”). The new guidance did not have a significant impact on the Partnership’s financial statements.

The following tables summarize the valuation of the Master’s investments as of March 31, 2013 and December 31, 2012, respectively.

March 31, 2013	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
Assets
Futures	$597,553	$(144,891)	$452,662
Forwards	21,298	(103,419)	(82,121)

Total assets	$618,851	$(248,310)	$370,541

Liabilities
Futures	$205,227	$(136,351)	$68,876
Forwards	119,223	(14,352)	104,871

Total liabilities	$324,450	$(150,703)	$173,747

Net unrealized appreciation on open futures contracts			$521,538
Net unrealized appreciation on open forward contracts			22,750

Total net unrealized gain (loss) on total contracts			$544,288

December 31, 2012	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
Assets
Futures	$531,939	$(237,753)	$294,186
Forwards	52,692	(47,171)	5,521

Total assets	$584,631	$(284,924)	$299,707

Liabilities
Futures	$320,283	$(6,042)	$314,241
Forwards	9,549	(36,865)	(27,316)

Total liabilities	$329,832	$(42,907)	$286,925

Net unrealized appreciation on open futures contracts			$608,427
Net unrealized depreciation on open forward contracts			(21,795)

Total net unrealized gain (loss) on total contracts			$586,632

Tidewater Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

The following tables indicate the Master’s gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of March 31, 2013 and December 31, 2012.

March 31, 2013
Assets
Futures Contracts
Currencies	$32,388
Energy	33,742
Grains	75
Indices	102,363
Interest rates U.S.	55,969
Interest rates non-U.S.	297,655
Livestock	3,200
Metals	32,935
Softs	244,453

Total unrealized appreciation on open futures contracts	$802,780

Liabilities
Futures Contracts
Currencies	$(87,079)
Energy	(50,685)
Grains	(14,275)
Indices	(37,424)
Interest rates U.S.	(7,304)
Interest rates non-U.S.	(11,870)
Livestock	(51,960)
Metals	(4,715)
Softs	(15,930)

Total unrealized depreciation on open futures contracts	$(281,242)

Net unrealized appreciation on open futures contracts	$521,538 *

March 31, 2013
Assets
Forward Contracts
Currencies	$49,842
Metals	90,679

Total unrealized appreciation on open forward contracts	$140,521

Liabilities
Forward Contracts
Currencies	$(72,519)
Metals	(45,252)

Total unrealized depreciation on open forward contracts	$(117,771)

Net unrealized appreciation on open forward contracts	$22,750 **

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Master’s Statements of Financial Condition.
**	This amount is in “Net unrealized appreciation on open forward contracts” on the Master’s Statements of Financial Condition.

Tidewater Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

December 31, 2012
Assets
Futures Contracts
Currencies	$531,967
Energy	50,339
Grains	36,788
Indices	82,744
Interest Rates Non-U.S.	100,828
Interest Rates U.S.	17,070
Livestock	1,000
Metals	20,187
Softs	11,300

Total unrealized appreciation on open futures contracts	$852,223

Liabilities
Futures Contracts
Currencies	$(74,519)
Energy	(15,918)
Grains	(27,550)
Indices	(71,572)
Interest Rates Non-U.S.	(30,553)
Interest Rates U.S.	(1,586)
Livestock	(13,488)
Metals	(6,273)
Softs	(2,337)

Total unrealized depreciation on open futures contracts	$(243,796)

Net unrealized appreciation on open futures contracts	$608,427 *

December 31, 2012
Assets
Forward Contracts
Currencies	$42,366
Metals	19,876

Total unrealized appreciation on open forward contracts	$62,242

Liabilities
Forward Contracts
Currencies	$(45,677)
Metals	(38,360)

Total unrealized depreciation on open forward contracts	$(84,037)

Net unrealized depreciation on open forward contracts	$(21,795)**

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Master’s Statement of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” on the Master’s Statement of Financial Condition.

Tidewater Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

The following table indicates the Master’s total trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2013.

Three Months Ended
Sector	March 31, 2013
Currencies	$90,063
Energy	(212,940)
Grains	(357,272)
Indices	650,146
Interest Rates U.S.	(92,798)
Interest Rates non-U.S.	118,658
Livestock	165,326
Metals	(290,710)
Softs	254,239

Total	$324,712 ***

***	This amount is in “Total trading results” on the Master’s Statement of Income and Expenses and Changes in Partner’s Capital.

All of the commodity interests owned by the Partnership were held for trading purposes. The monthly average number of futures contracts traded by the Partnership during the three months ended March 31, 2012 was 1,796. The monthly average number of metal forward contracts traded by the Partnership during the three months ended March 31, 2012 was 45. The monthly average notional value of currency forward contracts held by the Partnership during the three months ended March 31, 2012 was $2,056,221.

The following table summarizes the valuation of the Partnership’s investments as of December 31, 2012.

December 31, 2012	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
Assets
Forwards	$22,026	$(52,730)	$(30,704)

Total Assets	$22,026	$(52,730)	$(30,704)

Liabilities
Forwards	$85,890	$(22,094)	$63,796

Total Liabilities	$85,890	$(22,094)	$63,796

Net unrealized appreciation on open forward contracts			$33,092

Total net unrealized gain (loss) on total contracts			$33,092

Tidewater Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

The following table indicates the Partnership’s gross fair values of derivative instruments of forward contracts as separate assets and liabilities as of December 31, 2012.

Assets	December 31, 2012
Forward Contracts
Metals	$107,916

Total unrealized appreciation on open forward contracts	$107,916

Liabilities
Forward Contracts
Metals	$(74,824)

Total unrealized depreciation on open forward contracts	$(74,824)

Net unrealized appreciation on open forward contracts	$33,092	****

****	This amount is in “Net unrealized appreciation on open forward contracts” on the Statements of Financial Condition.

The following table indicates the Partnership’s trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2013 and 2012.

Sector	Three Months Ended March 31, 2013 Gain (loss) from trading		Three Months Ended March 31, 2012 Gain (loss) from trading
Currencies	$(4,696)		$(1,425,611)
Energy	—		1,300,754
Grains	—		(522,093)
Indices	—		22,204
Interest Rates U.S.	—		(228,295)
Interest Rates Non-U.S.	—		(829,416)
Livestock	—		(67,750)
Metals	—		93,300
Softs	—		(217,845)

Total	$(4,696	)*****	$(1,874,752	)*****

*****	This amount is in “Total trading results” on the Statements of Income and Expenses and Changes in Partners’ Capital.

Tidewater Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

4. Fair Value Measurements:

Partnership’s Investments. The Partnership values its investment in the Master at its net asset value per unit as calculated by the Master. The Master values its investments as described in Note 2 of the Master’s notes to the annual financial statements as of December 31, 2012. All commodity interests held by the Partnership and the Master including derivative financial instruments and derivative commodity instruments are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses and Changes in Partners’ Capital.

Partnership’s and the Master’s Fair Value Measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety.

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

On October 1, 2012, the Financial Accounting Standards Board (“FASB”) issued ASU 2012-04 “Technical Corrections and Improvements,” which makes minor technical corrections and clarifications to Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures.” When the FASB issued Statement 157 (codified in ASC 820), it conformed the use of the term “fair value” in certain pre-Codification standards but not others. ASU 2012-04 conforms the term’s use throughout the ASC “to fully reflect the fair value measurement and disclosure requirements” of ASC 820. ASU 2012-04 also amends the requirements that must be met for an investment company to qualify for the exemption from presenting a statement of cash flows. Specifically, it eliminates the requirements that substantially all of an entity’s investments be carried at “market value” and that the investments be highly liquid. Instead, it requires substantially all of the entity’s investments to be carried at “fair value” and classified as Level 1 or Level 2 measurements under ASC 820. The amendments are effective for fiscal periods beginning after December 15, 2012. The adoption of this ASU did not have a material impact on the Partnership’s financial statements.

Tidewater Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

The Partnership and the Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in the Master (or other commodity pools) with no rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the period ended March 31, 2013, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets (Level 1) or that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). As of and for the period ended December 31, 2012, the Partnership did not hold any derivative instruments that were priced at broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the three months ended March 31, 2013 and for the year ended December 31, 2012, there were no transfers of assets and liabilities between Level 1 and Level 2.

	March 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Master	$9,275,988	$—	$9,275,988	$—

Net fair value	$9,275,988	$—	$9,275,988	$—

	December 31, 2012	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Forwards	$107,916	$107,916	0	0

Total assets	$107,916	$107,916	0	0

Liabilities
Forwards	$74,824	$74,824	0	0

Total liabilities	$74,824	$74,824	0	0

Net fair value	$33,092	$33,092	$0	$0

Tidewater Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

Master’s Investments. All commodity interests of the Master (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses and Changes in Partners’ Capital.

Master’s Fair Value Measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. Management has concluded that based on available information in the marketplace, the Master’s Level 1 assets and liabilities are actively traded.

GAAP also requires the use of judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Master’s Level 2 assets and liabilities.

The Master will separately present purchases, sales, issuances and settlements in its reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.

Tidewater Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the period ended March 31, 2013 and for the twelve months ended December 31, 2012, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the three months ended March 31, 2013 and for the year ended December 31, 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

	March 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets
Futures	$802,780	$802,780		$—	$—
Forwards	140,521	90,679		49,842	—

Total assets	$943,301	$893,459		$49,842	$—

Liabilities
Futures	$281,242	$281,242	$		$—
Forwards	117,771	45,252		72,519	—

Total Liabilities	399,013	326,494		72,519	—

Net fair value	$544,288	$566,965		$(22,677)	$—

	December 31, 2012	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$852,223	$852,223	$—	$—
Forwards	62,242	19,876	42,366	—

Total assets	$914,465	$872,099	$42,366	$—

Liabilities
Futures	$243,796	$243,796	$—	$—
Forwards	84,037	38,360	45,677	—

Total liabilities	327,833	282,156	45,677	—

Net fair value	$586,632	$589,943	$(3,311)	$—

Tidewater Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

5. Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specified terms on specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forward and option contracts. OTC contracts are negotiated between contracting parties and include swaps and certain forward and option contracts. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 10.5% to 29.0% of the Partnership’s/Master’s contracts are traded OTC.

The risk to the limited partners that have purchased Redeemable Units is limited to the amount of their share of the Partnership’s net assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.

Market risk is the potential for changes in the value of the financial instruments traded by the Partnership and the Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The Partnership and the Master are exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s and the Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s and the Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership and the Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership and the Master have credit risk and concentration risk as CGM or a CGM affiliate is the sole counterparty or broker with respect to the Partnership’s and the Master’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that through CGM, the Partnership’s and the Master’s counterparty is an exchange or clearing organization.

The General Partner monitors and attempts to control the Partnership’s and the Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these financial instruments mature within one year of the inception date. However, due to the nature of the Partnership’s and the Master’s business, these instruments may not be held to maturity.

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

Tidewater Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

Partnership’s and the Master’s Investments. The Partnership values its investment in the Master at its net asset value per unit as calculated by the Master. The Master values its investments as described in Note 2 of the Master’s notes to the annual financial statements as of December 31, 2012. All commodity interests held by the Partnership and the Master including derivative financial instruments and derivative commodity instruments are held for trading purposes. The commodity interests are recorded on the trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses and Changes in Partners’ Capital.

Partnership’s and the Master’s Fair Value Measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement falls in its entirety shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. Management has concluded that based on available information in the marketplace, the Master’s Level 1 assets and liabilities are actively traded.

GAAP also requires the use of judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Partnership’s and the Master’s Level 2 assets and liabilities.

The Partnership and the Master will separately present purchases, sales, issuances and settlements in its reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.

The Partnership and the Master consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in the Master (or other commodity pools) with no rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended March 31, 2013 and for the twelve months ended December 31, 2012, the Partnership and the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). There were no transfer of assets or liabilities between Level 1 and Level 2 during the three months ended March 31, 2013 and for the year ended December 31, 2012.

Futures Contracts. The Master trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits directly with the exchange on which the contracts are traded. Net realized gains (losses) and changes in net unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

Tidewater Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

Forward Foreign Currency Contracts. Forward foreign currency contracts are those contracts where the Master agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Forward foreign currency contracts are valued daily, and the Master’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Net realized gains (losses) and changes in net unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

The Master does not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations due to changes in market prices of investments held. Such fluctuations are included in net income (loss) on investments in the Statements of Income and Expenses and Changes in Partners’ Capital.

London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Master are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Master record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and changes in net unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

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

Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in the sales of goods or services. The Master’s only assets are its equity in its trading account, consisting of cash and cash margin, net unrealized appreciation on open futures contracts and net unrealized appreciation on open forward contracts. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2013.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading, and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2013, Partnership capital decreased 12.8% from $10,146,411 to $8,850,096. This decrease was attributable to a net loss from operations of $202,213, coupled with redemptions of 995.7040 Redeemable Units totaling $1,019,091, and 74.0000 General Partner unit equivalents totaling $75,011. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

The Master’s capital consists of the capital contributions of its partners increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemptions and distributions of profits if any.

For the three months ended March 31, 2013, the Master’s capital increased 25.6% from $31,088,345 to $39,046,990. This increase was attributable to a net income from operations of $199,026, coupled with the subscriptions of $10,836,572, which was partially offset by the redemptions of $3,072,170 and distribution of interest income to feeder funds totaling $4,783. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The General Partner believes that the estimates and assumptions utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 6 of the Financial Statements.

The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) and change in net unrealized gains (losses) in the Statements of Income and Expenses and Changes in Partners’ Capital.

Results of Operations

During the Partnership’s first quarter of 2013, the net asset value per unit decreased 2.2% from $1,028.45 to $1,006.15 as compared to a decrease of 9.9% in the first quarter of 2012. The Partnership experienced a net trading gain before brokerage fees and related fees in the first quarter of 2013 of $80,967. Gains were primarily attributable to the trading of commodity futures in currencies, indices, non-U.S. interest rates, livestock and softs and were partially offset by losses in energy, grains, U.S. interest rates and metals. The Partnership experienced a net trading loss before brokerage fees and related fees in the first quarter of 2012 of $1,874,752. Losses were primarily attributable to the trading of commodity futures in currencies, grains, U.S. and non-U.S. interest rates, livestock and softs and were partially offset by gains energy, indices and metals.

The Partnership’s trading gains for the quarter were achieved within the global stock index markets during January from long positions in Pacific Rim, European, and U.S. equity index futures as prices moved higher after German business confidence improved, economic reports in the U.S. and China beat estimates, and a weaker yen boosted Japan’s exports. In currencies, gains were recorded during January from short positions in the Japanese yen versus the U.S. dollar as the value of the yen declined on speculation the Bank of Japan will ease monetary policy further. Within the agricultural complex, gains were recorded during January from long positions in cotton futures as prices rose on speculative buying.

The Partnership’s gains for the quarter were offset by losses incurred in metals and energies. The most significant losses were incurred within the metals complex during February from long positions in copper, lead, and zinc futures as prices fell amid concern that political instability in Europe may result in lower metals demand. Within the energy markets, losses were recorded primarily during February from long futures positions in crude oil and its related products as prices fell sharply following news that the U.S. economy grew less than economists expected and as manufacturing expanded less than forecast in China and contracted in Europe.

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

Interest income on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income for the three months March 31, 2013 decreased by $604, as compared to the corresponding period in 2012. The decrease in interest income was primarily due to lower average daily equity during the three months ended March 31, 2013, as compared to the corresponding period in 2012. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s account and upon interest rates over which neither the Partnership nor CGM has control.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage fees and clearing fees for the three months ended March 31, 2013 decreased by $150,348, as compared to the corresponding period in 2012. The decrease in brokerage fees is due to lower average adjusted net assets during the three months ended March 31, 2013, as compared to the corresponding period in 2012.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three months ended March 31, 2013 decreased by $60,393, as compared to the corresponding period in 2012. The decrease in management fees is due to lower average adjusted net assets during the three months ended March 31, 2013, as compared to the corresponding period in 2012.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the Management Agreement. There were no incentive fees earned for the three months ended March 31, 2013 or 2012. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid an incentive fee until such Advisor recovers the net loss incurred by Chesapeake prior to January 1, 2013 and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership to the Advisor, the General Partner considers the Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor at any time.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

All of the Partnership’s assets are subject to the risk of trading loss through its investment in the Master. The Partnership and the Master are speculative commodity pools. The market sensitive instruments held by them are acquired for speculative trading purposes, and all or substantially all of the Partnership’s and the Master’s assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership’s and the Master’s main line of business.

The limited partners will not be liable for losses exceeding the current net asset value of their investment.

Market movements result in frequent changes in the fair value of the Partnership’s and the Master’s open positions and, consequently, in its earnings and cash balances. The Partnership’s and the Master’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership’s and the Master’s open contracts and the liquidity of the markets in which it trades.

The Partnership and the Master rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership’s and the Master’s past performance is not necessarily indicative of its future results.

“Value at Risk” is a measure of the maximum amount which the Partnership and the Master could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s and the Master’s speculative trading and the recurrence in the markets traded by the Partnership and the Master of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership’s and the Master’s experience to date (i.e., “risk of ruin”). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership’s and the Master’s losses in any market sector will be limited to Value at Risk or by the Partnership’s and the Master’s attempts to manage its market risk.

Exchange maintenance margin requirements have been used by the Partnership and the Master as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. The margin levels are established by dealers and exchanges using historical price studies as well as assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to Value at Risk.

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. As of January 1, 2013, the Partnership allocated substantially all of its assets to Rabar Master. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of March 31, 2013 and the highest, lowest and average values during the three months ended March 31, 2012 and the twelve months ended December 31, 2012. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012.

As of March 31, 2013, the Master’s total capitalization was $39,046,990. The Partnership owned approximately 23.8% of the Master. The Partneship invests substantially all of its assets in the Master. The Master’s Value at Risk as of March 31, 2013 was as follows:

March 31, 2013

			Three months ended March 31, 2013
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk
Currencies	$871,936	2.23%	$1,568,383	$641,939	$1,039,978
Energy	171,990	0.44%	745,150	76,990	266,962
Grains	25,000	0.07%	368,400	25,000	154,233
Indices	650,455	1.67%	1,253,847	461,868	858,387
Interest Rates U.S.	157,493	0.40%	157,493	4,300	93,013
Interest Rates Non-U.S.	623,697	1.60%	744,126	109,052	491,925
Livestock	55,850	0.14%	140,125	15,730	90,153
Metals	421,821	1.08%	506,450	134,447	302,382
Softs	313,850	0.80%	313,850	25,600	206,850

Total	$3,292,092	8.43%

*	Average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2013 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Subprime Mortgage–Related Litigation and Other Matters

Securities Actions:

On March 13, 2009, defendants filed a motion to dismiss the complaint. On July 12, 2010, the court issued an opinion and order dismissing plaintiffs’ claims under Section 12 of the Securities Act of 1933, as amended, but denying defendants motion to dismiss certain claims under Section 11. On September 30, 2010, the district court entered a scheduling order in IN RE CITIGROUP INC. BOND LITIGATION. Fact discovery began in November 2010, and plaintiffs’ motion to certify a class was fully briefed. On March 25, 2013, the United States District Court for the Southern District of New York entered an order preliminarily approving the parties proposed settlement of IN RE CITIGROUP INC. BOND LITIGATION, pursuant to which Citigroup and certain of its subsidiaries will pay $730 million in exchange for a release of all claims asserted on behalf of the settlement class. A fairness hearing is scheduled for July 23, 2013.

RMBS Litigation and Other Matters

Beginning in July 2010, Citigroup and certain of its subsidiaries have been named as defendants in complaints filed by purchasers of mortgage-backed security (“MBS”) and collateralized debt obligation (“CDO”) sold or underwritten by Citigroup and certain of its subsidiaries. The MBS-related complaints generally assert that the defendants made material misrepresentations and omissions about the credit quality of the mortgage loans underlying the securities, such as the underwriting standards to which the loans conformed, the loan-to-value ratio of the loans, and the extent to which the mortgaged properties were owner-occupied, and typically assert claims under Section 11 of the Securities Act of 1933, state blue sky laws, and/or common-law misrepresentation-based causes of action. The CDO-related complaints further allege that the defendants adversely selected or permitted the adverse selection of CDO collateral without full disclosure to investors. The plaintiffs in these actions generally seek rescission of their investments, recovery of their investment losses, or other damages. Other purchasers of MBS and CDOs sold or underwritten by Citigroup and certain of its subsidiaries have threatened to file additional suits, for some of which Citigroup and certain of its subsidiaries has agreed to toll (extend) the statute of limitations.

The filed actions generally are in the early stages of proceedings, and certain of the actions or threatened actions have been resolved through settlement or otherwise. The aggregate original purchase amount of the purchases at issue in the filed suits is approximately $12 billion, and the aggregate original purchase amount of the purchases covered by tolling agreements with investors threatening litigation is approximately $6 billion. The largest MBS investor claim against Citigroup and certain of its subsidiaries, as measured by the face value of purchases at issue, has been asserted by the Federal Housing Finance Agency, as conservator for Fannie Mae and Freddie Mac. This suit was filed on September 2, 2011, and has been coordinated in the United States District Court for the Southern District of New York with fifteen other related suits brought by the same plaintiff against various other financial institutions. Motions to dismiss in the coordinated suits have been denied in large part, and discovery is proceeding. An interlocutory appeal currently is pending in the United States Court of Appeals for the Second Circuit on issues common to all of the coordinated suits.

On April 5, 2013, the United States Court of Appeals for the Second Circuit denied defendants’ appeal from the district court’s denial of defendants’ motion to dismiss in FEDERAL HOUSING FINANCE AGENCY v. UBS AMERICAS, INC., ET AL., a parallel case to FEDERAL HOUSING FINANCE AGENCY v. ALLY FINANCIAL INC., ET AL., FEDERAL HOUSING FINANCE AGENCY v. CITIGROUP INC., ET AL., and FEDERAL HOUSING FINANCE AGENCY v. JPMORGAN CHASE & CO., ET AL.

On March 26, 2013, the United States Court of Appeals for the Second Circuit denied defendants’ petition for review of the district court’s October 15, 2012 order granting lead plaintiffs’ amended motion for class certification in NEW JERSEY CARPENTERS HEALTH FUND V. RESIDENTIAL CAPITAL LLC, ET AL. Plaintiffs allege federal securities law claims on behalf of a putative class of purchasers of MBSs issued by Residential Accredited Loans, Inc. CGM is named as an underwriter defendant.

On January 18, 2013, defendants filed a notice of appeal from the New York Supreme Court’s order granting in part and denying in part defendants’ motion to dismiss in LORELEY FINANCING (JERSEY) NO. 3 LTD., ET AL. v. CITIGROUP GLOBAL MARKETS INC., ET AL.

Auction-rate Securities-Related Litigation and Other Matters

Antitrust Actions: On March 5, 2013, the United States Court of Appeals for the Second Circuit affirmed the district court’s dismissal of two putative class actions brought on behalf of purchasers and issuers of auction rate securities for alleged violations of Section 1 of the Sherman Antitrust Act.

Other Matters

Terra Securities ASA Konkursbo, et al. v. Citigroup Inc., et al.: On August 10, 2009, Norwegian securities firm Terra Securities ASA Konkursbo and seven Norwegian municipalities filed a complaint in the United States District Court for the Southern District of New York against Citigroup and certain of its subsidiaries, including CGM and Citigroup Alternative Investments LLC. The complaint asserts, among other things, claims for fraud and negligent misrepresentation as well as claims under Sections 10 and 20 of the Securities Exchange Act of 1934 arising out of the municipalities’ purchase of fund-linked notes acquired from the now-defunct securities firm, Terra Securities, which in turn acquired those notes from Citigroup and certain of its subsidiaries. Plaintiffs seek approximately $120 million in compensatory damages, plus punitive damages. Plaintiffs allege that, among other things, the municipalities invested in the notes after receiving purportedly false and materially misleading marketing materials that were allegedly prepared by defendants. On March 28, 2013, the United States District Court for the Southern District of New York granted defendants’ motion for summary judgment dismissing all remaining claims asserted by seven Norwegian municipalities. Plaintiffs filed a notice of appeal from this ruling to the United States Court of Appeals for the Second Circuit.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2013, there were no additional subscriptions of Redeemable Units. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased be accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests, including futures contracts, options, forwards and swap contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2013 - January 31, 2013	342.3940	$1,049.89	N/A	N/A
February 1, 2013 - February 28, 2013	304.6460	$1,013.66	N/A	N/A
March 1, 2013 - March 31, 2013	348.6640	$1,006.15	N/A	N/A
	995.7040	$1,023.49

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 3. Defaults Upon Senior Securities — None

Item 4. Mine Safety Disclosures — Not Applicable

Item 5. Other Information — None

Item 6. Exhibits

3.1		Second Amended and Restated Limited Partnership Agreement (filed as Exhibit 3.2 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

3.2		Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of the State of New York (filed as Exhibit 3.1 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

	(a)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated February 26, 1999 (filed as Exhibit 3.1(a) to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

	(b)	Certificate of Change of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated January 31, 2000 (filed as Exhibit 3.2(g) to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(c)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated April 1, 2001 (filed as Exhibit 3.1(b) to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

	(d)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 3.2(c) to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(e)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.1(c) to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

	(f)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.2(e) to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(g)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 30, 2009 (filed as Exhibit 99.1(a) to the current report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

	(h)	Certificate of Amendment of the Certificate of Limited Partnership dated June 30, 2010 (filed as Exhibit 3.2(h) to the current report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

(i)	Certificate of Amendment of the Certificate of Limited Partnership dated September 2, 2011 (filed as Exhibit 3.1 to the current report on Form 8-K filed on September 7, 2011 and incorporated herein by reference).

10.1	Amended and Restated Management Agreement among the Partnership, the General Partner and Chesapeake Capital Corporation (filed as Exhibit 10.1 to the current report on Form 8-K filed on September 16, 2010 and incorporated herein by reference).

10.1(a)	Letter extending the Management Agreement between the General Partner and Chesapeake Capital Corporation for 2012 (filed as Exhibit 10.1 (a) to the annual report on Form 10-K, filed March 27, 2013 and incorporated herein by reference).

10.1(b)	Management Agreement among the Partnership, the General Partner and Rabar Market Research, Inc. (filed as Exhibit 10.7 on Form 8-K filed on January 7, 2013 and incorporated herein by reference).

10.2	Second Amended and Restated Customer Agreement between the Partnership and Salomon Smith Barney Inc. (filed as Exhibit 10.2 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

10.3	Amended and Restated Agency Agreement between the Partnership, Smith Barney Futures Management LLC and Salomon Smith Barney Inc. (filed as Exhibit 10.3 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

10.4	Form of Subscription Agreement (filed as Exhibit 10.4 to the quarterly report on Form 10-Q filed on November 14, 2012 and incorporated herein by reference).

10.5	Joinder Agreement among Citigroup Managed Futures LLC (the former name of the General Partner), Citigroup Global Markets Inc. and Morgan Stanley Smith Barney LLC (filed as Exhibit 10 to the quarterly report on Form 10-Q filed on August 14, 2009 and incorporated herein by reference).

10.6(a)	Escrow Agreement among The Bank of New York, the General Partner and Morgan Stanley Smith Barney LLC (filed as Exhibit 10.6(a) to the annual report on Form 10-K, filed on March 27, 2013 and incorporated herein by reference).

10.6(b)	Amendment No. 5 to Escrow Agreement among The Bank of New York, the General Partner and Morgan Stanley Smith Barney LLC (filed as Exhibit 10.6(b) to the annual report on Form 10-K, filed on March 27, 2013 and incorporated herein by reference).

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

Date: May 15, 2013

By:	/s/ Damian George
Damian George
Chief Financial Officer and Director (Principal Accounting Officer)

Date: May 15, 2013