Form 10-Q
period 2013-09-30
TIDEWATER FUTURES FUND LP
filed 2013-11-14
CIK 1140509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended September 30, 2013

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

Yes       No X

As of October 31, 2013, 7,909.7403 Limited Partnership Redeemable Units were outstanding.

TIDEWATER FUTURES FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Tidewater Futures Fund L.P.

Statements of Financial Condition

	(Unaudited) September 30, 2013	December 31, 2012
Assets:
Equity in trading account:
Investment in Master, at fair value	$7,732,869	$—
Cash	120,516	11,048,533
Net unrealized appreciation on open forward contracts	—	33,092

Total trading equity	7,853,385	11,081,625
Interest receivable	—	480

Total assets	$7,853,385	$11,082,105

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage fees	$32,722	$46,175
Management fees	12,800	9,118
Other	140,561	93,878
Redemptions payable	119,232	786,523

Total liabilities	305,315	935,694

Partners’ Capital:
General Partner, 110.9703 and 184.9703 unit equivalents outstanding at September 30, 2013 and December 31, 2012, respectively	103,625	190,233
Limited Partners, 7,972.1543 and 9,680.7683 Redeemable Units outstanding at September 30, 2013 and December 31, 2012, respectively	7,444,445	9,956,178

Total partners’ capital	7,548,070	10,146,411

Total liabilities and partners’ capital	$7,853,385	$11,082,105

Net asset value per unit	$933.81	$1,028.45

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

Tidewater Futures Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30,
	2013	2012	2013	2012
Investment income:
Interest income	$300	$1,990	$1,882	$5,870

Expenses:
Brokerage fees including clearing fees**	112,651	207,866	374,772	748,379
Management fees	39,392	78,926	131,402	282,414
Other***	50,075	38,107	204,591	142,650

Total expenses	202,118	324,899	710,765	1,173,443

Management fees waived	0	(39,463)	0	(53,620)

Net expense	202,118	285,436	710,765	1,119,823

Net investment income (loss)	(201,818)	(283,446)	(708,883)	(1,113,953)

Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	0	(280,971)	28,396	(3,134,877)
Net realized gains (losses) on investment in Master	(212,176)	0	(132,633)	0
Change in net unrealized gains (losses) on open contracts	0	69,031	(33,092)	(909,899)
Change in net unrealized gains (losses) on investment in Master	143,934	0	39,144	0

Total trading results	(68,242)	(211,940)	(98,185)	(4,044,776)

Net income (loss)	(270,060)	(495,386)	(807,068)	(5,158,729)
Subscriptions - Limited Partners	—	0	50,000	342,162
Redemptions - Limited Partners	(389,450)	(2,750,176)	(1,766,262)	(5,883,845)
Redemptions - General Partner	0	0	(75,011)	0

Net increase (decrease) in Partners’ Capital	(659,510)	(3,245,562)	(2,598,341)	(10,700,412)
Partners’ Capital, beginning of period	8,207,580	16,062,373	10,146,411	23,517,223

Partners’ Capital, end of period	7,548,070	$12,816,811	7,548,070	$12,816,811

Net asset value per unit (8,083.1246 and 11,348.9776 units outstanding at September 30, 2013 and 2012, respectively)	$933.81	$1,129.34	$933.81	$1,129.34

Net income (loss) unit *	$(32.42)	$(44.40)	$(94.64)	$(349.31)

Weighted average units outstanding	8,333.3289	13,186.3399	8,826.9475	14,691.5258

*	Based on change in net asset value per unit
**	Three months ended September 30, 2013 includes $12,199 of clearing fees allocated from the Master. Nine months ended September 30, 2013 includes $40,224 of clearing fees allocated from the Master.
***	Three months ended September 30, 2013 includes $0 of Professional fees allocated from the Master. Nine months ended September 30, 2013 includes $23,826 of Professional fees allocated from the Master.

See accompanying notes to financial statements.

Tidewater Futures Fund L.P.

Notes to Financial Statements

September 30, 2013

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a Publicly held company whose shares are listed on the New York Stock Exchange and Morgan Stanley is engaged in various financial businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc. (“CGM”), the sole owner of which is Citigroup Inc. As of September 30, 2013, all trading decisions for the Partnership are made by Rabar Market Research, Inc. (“Rabar”). Effective January 1, 2013, Rabar replaced Chesapeake Capital Corporation (“Chesapeake”) as the Partnership’s sole trading advisor. References in this report to the “Advisor” refers to Chesapeake and/or Rabar as applicable.

Effective January 1, 2013, the Partnership allocated substantially all of its capital to the Rabar Master Fund L.P. (the “Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased an interest in the Master with cash equal to $10,145,418. The Master was formed in order to permit accounts managed by the Advisor using the Diversified Program, the Advisor’s propriety, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of the Master. In addition, the Master’s commodity, brokers were CGM and Morgan Stanley & Co. (“MS&Co.”) during the reporting period. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be limited partners of the Master. The General Partner and the Advisor believe that trading through this master/feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected.

The General Partner of the Partnership and the Master is not aware of any material changes to the trading program discussed above during the fiscal quarter ended September 30, 2013.

At September 30, 2013, the Partnership owned approximately 22.1% of the Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. During the period the Master engaged in such trading through commodity brokerage accounts maintained with CGM and/or MS&Co. The Master’s Statements of Financial Condition, Condensed Schedule of Investments and Statements of Income and Expenses and Changes in Partner’s Capital are included herein.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner is liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions and losses, if any.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2013 and December 31, 2012 and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2013 and 2012. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2012.

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

Tidewater Futures Fund L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

The Master’s Statement of Financial Condition and Condensed Schedule of Investments as of September 30, 2013 and Statement of Income and Expenses and Changes in Partners’ Capital for the three and nine months ended September 30, 2013, are presented below:

Rabar Master Fund L. P.

Statements of Financial Condition

	(Unaudited) September 30,	December 31,
	2013	2012
Assets:
Equity in trading account:
Cash	$30,241,491	$26,947,476
Cash margin	4,014,591	3,587,402
Net unrealized appreciation on open futures contracts	785,692	608,427

Total assets	$35,041,774	$31,143,305

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$72,666	$21,795
Accrued expenses:
Professional fees	52,106	25,500
Due to Westport Futures Fund L.P.	—	7,665
Due to MS&C	2,991	—

Total liabilities	127,763	54,960

Partners’ Capital:
General Partner	—	—
Limited Partners	34,914,011	31,088,345

Total liabilities and partners’ capital	$35,041,774	$31,143,305

Tidewater Futures Fund L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

Rabar Master Fund L.P.

Condensed Schedule of Investments

September 30, 2013

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	428	$741,531	2.12%
Energy	50	(114,259)	(0.33)
Grains	11	(8,550)	(0.02)
Indices	366	(185,884)	(0.53)
Interest Rates U.S.	32	8,333	0.02
Interest Rates Non - U.S.	434	172,802	0.50
Livestock	103	120,455	0.34
Metals	17	(7,966)	(0.02)
Softs	94	69,310	0.20

Total futures contracts purchased		795,772	2.28

Futures Contracts Sold
Currencies	26	(5,202)	(0.02)
Energy	2	(230)	(0.00)*
Indices	13	(2,149)	(0.01)
Interest Rates Non - U.S.	53	(3,979)	(0.01)
Metals	4	(3,760)	(0.01)
Softs	74	5,240	0.02

Total futures contracts sold		(10,080)	(0.03)

Unrealized Appreciation on Open Forward Contracts
Currencies	$3,533,680	32,826	0.09
Metals	45	24,303	0.07

Total unrealized appreciation on open forward contracts		57,129	0.16

Unrealized Depreciation on Open Forward Contracts
Currencies	$3,748,807	(29,949)	(0.08)
Metals	75	(99,846)	(0.29)

Total unrealized depreciation on open forward contracts		(129,795)	(0.37)

Net fair value		$713,026	2.04%

*	Due to rounding

Tidewater Futures Fund L.P.

Notes to Financial Statements

September 30, 2013

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

Tidewater Futures Fund L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

Rabar Master Fund L. P.

Statement of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2013
Investment Income:
Interest income	$1,353	$7,957

Total investment income	1,353	7,957

Expenses:
Clearing fees	55,016	174,074
Professional fees	—	98,710

Total expenses	55,016	272,784

Net investment income (loss)	(53,663)	(264,827)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(957,451)	(647,068)
Change in net unrealized gains (losses) on open contracts	649,593	126,394

Total trading results	(307,858)	(520,674)

Net income (loss)	(361,521)	(785,501)
Subscriptions	683,262	12,496,743
Redemptions	(2,590,136)	(7,877,619)
Distribution of interest income to feeder funds	(1,353)	(7,957)

Net increase (decrease) in Partners’ Capital	(2,269,748)	3,825,666
Partners’ Capital, beginning of period	37,183,759	31,088,345

Partners’ Capital, end of period	$34,914,011	$34,914,011

Tidewater Futures Fund L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

2. Financial Highlights:

Changes in the net asset value per unit for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012		2013	2012
Net realized and unrealized gains (losses) *	$(21.72)	$(38.67)		$(57.20)	$(324.92)
Interest income	0.04	0.16		0.22	0.42
Expenses **	(10.74)	(5.89	)***	(37.66)	(24.81	)***

Increase (decrease) for the period	(32.42)	(44.40)		(94.64)	(349.31)
Net asset value per unit, beginning of period	966.23	1,173.74		1,028.45	1,478.65

Net asset value per unit, end of period	$933.81	$1,129.34		$933.81	$1,129.34

*	Includes brokerage fees and clearing fees.

**	Excludes brokerage fees and clearing fees.

***	Expenses per unit would have been ($8.88) and ($28.78) for the three and nine months ended September 30, 2012, respectively, had it not been for the Management fee waived by the Advisor.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012		2013	2012
Ratios to average net assets: ****
Net investment income (loss)	(10.2)%	(7.4)%		(10.9)%	(7.9)%
Incentive fees	0%	0%		0%	0%

Net investment income (loss) before incentive fees *****	(10.2)%	(7.4)%		(10.9)%	(7.9)%

Operating expense	10.2%	7.5	%******	10.9%	8.0	%******
Incentive fees	0.0%	0.0%		0.0%	0.0%

Total expenses and incentive fee	10.2%	7.5%		10.9%	8.0%

Total return:
Total return before incentive fees	(3.4)%	(3.8)%		(9.2)%	(23.6)%
Incentive fees	0.0%	0.0%		0.0%	0.0%

Total return after incentive fees	(3.4)%	(3.8)%		(9.2)%	(23.6)%

****	Annualized (other than incentive fees).
*****	Interest income less total expenses
******	Percentages are after management fee waivers. The Advisors voluntarily waived a portion of the management fee (equal to 0.03% of the Adjusted Net Assets for each period).

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Tidewater Futures Fund L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

Financial Highlights of the Master:

Ratios to average net assets for the three and nine months ended September 30, 2013, were as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2013	2013
Ratios to average net assets:*
Net investment income (loss)**	(0.6)%	(0.9)%

Operating expenses	0.6%	1.0%

Total return	(1.0)%	(1.3)%

*	Annualized.

**	Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period.

Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Tidewater Futures Fund L.P.

Notes to Financial Statements

September 30, 2013

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

During the second quarter of 2013, the Master entered into a futures brokerage account agreement and a foreign exchange brokerage account agreement with Morgan Stanley & Co. LLC (“MS&Co”), a registered futures commission merchant. The Master commenced foreign exchange trading through an account at MS&Co on or about April 12, 2013 and futures trading through an account at MS&Co on or about June 24, 2013. Effective September 4, 2013, the Partnership entered into a futures brokerage account agreement with MS&Co and began transferring the brokerage account of the Partnership from CGM to MS&Co. The Partnership, through its investment in the Master, will pay MS&Co trading fees for the clearing and, where applicable, execution of transactions. See Part II, Item 5 for additional information.

The customer agreement between the Partnership and CGM and MS&Co. and the Master and CGM and MS&Co, as applicable, give the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures and open forward contracts. The Partnership and the Master net, for financial reporting purposes, the unrealized gains and losses on open futures and on open forward contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification (“ASC”) 210-20 “Balance Sheet,” have been met.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions.

Management and incentive fees are charged at the Partnership level. All trading, exchange, clearing, user, give -up, floor brokerage and National Future Association Fees (collectively, the “clearing fees”) are borne by the Partnership indirectly, through its investment in the Master. All other fees are charged at the Partnership level.

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded by the Master during the three and nine months ended September 30, 2013 was 1,588 and 1,619, respectively. The monthly average number of metal forward contracts traded by the Master during the three and nine months ended September 30, 2013 was 351 and 230, respectively. The monthly average notional values of currency forward contracts held by the Master during the three and nine months ended September 30, 2013 was $13,680,259 and $27,325,049, respectively.

Tidewater Futures Fund L.P.

Notes to Financial Statements

September 30, 2013

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

The following tables summarize the valuation of the Master’s investments as of September 30, 2013 and December 31, 2012, respectively.

September 30, 2013	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
Assets
Futures	$1,178,737	$(382,966)	$795,771
Forwards	52,843	(25,505)	27,338

Total assets	$1,231,580	$(408,471)	$823,109

Liabilities
Futures	$31,560	$(41,639)	$(10,079)
Forwards	4,286	(104,290)	(100,004)

Total liabilities	$35,846	$(145,929)	$(110,083)

Net unrealized appreciation on open futures contracts			$785,692
Net unrealized depreciation on open forward contracts			(72,666)

Total net unrealized gain (loss) on total contracts			$713,026

December 31, 2012	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
Assets
Futures	$531,939	$(237,753)	$294,186
Forwards	52,692	(47,171)	5,521

Total assets	$584,631	$(284,924)	$299,707

Liabilities
Futures	$320,283	$(6,042)	$314,241
Forwards	9,549	(36,865)	(27,316)

Total liabilities	$329,832	$(42,907)	$286,925

Net unrealized appreciation on open futures contracts			$608,427
Net unrealized depreciation on open forward contracts			(21,795)

Total net unrealized gain (loss) on total contracts			$586,632

Tidewater Futures Fund L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

The following tables indicate the Master’s gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of September 30, 2013 and December 31, 2012.

September 30, 2013
Assets
Futures Contracts
Currencies	$752,389
Energy	340
Grains	750
Indices	39,371
Interest Rates U.S.	8,864
Interest Rates Non-U.S.	173,901
Livestock	124,745
Metals	4,645
Softs	105,293

Total unrealized appreciation on open futures contracts	$1,210,298

Liabilities
Futures Contracts
Currencies	(16,060)
Energy	(114,829)
Grains	(9,300)
Indices	(227,404)
Interest Rates U.S.	(531)
Interest Rates Non-U.S.	(5,078)
Livestock	(4,290)
Metals	(16,371)
Softs	(30,743)

Total unrealized depreciation on open futures contracts	$(424,606)

Net unrealized appreciation on open futures contracts	$785,692 *

September 30, 2013
Assets
Forward Contracts
Currencies	$32,826
Metals	24,303

Total unrealized appreciation on open forward contracts	$57,129

Liabilities
Forward Contracts
Currencies	$(29,949)
Metals	(99,846)

Total unrealized depreciation on open forward contracts	$(129,795)

Net unrealized depreciation on open forward contracts	$(72,666)**

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Master’s Statements of Financial Condition.
**	This amount is in “Net unrealized depreciation on open forward contracts” on the Master’s Statements of Financial Condition.

Tidewater Futures Fund L.P.

Notes to Financial Statements

September 30, 2013

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

Tidewater Futures Fund L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

The following table indicates the Master’s total trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2013.

	Three Months Ended		Nine Months Ended
Sector	September 30, 2013		September 30, 2013
Currencies	$162,469		$(29,951)
Energy	(20,701)		(778,022)
Grains	170,710		280,714
Indices	563,988		830,330
Interest Rates U.S.	(162,041)		(258,700)
Interest Rates non-U.S.	(323,441)		(744,786)
Livestock	80,120		487,581
Metals	(599,982)		(50,057)
Softs	(178,980)		(257,783)

Total	$(307,858	)***	$(520,674	)***

***	This amount is in “Total trading results” on the Master’s Statement of Income and Expenses and Changes in Partner’s Capital.

All of the commodity interests owned by the Partnership were held for trading purposes. The monthly average number of futures contracts traded by the Partnership during the three and nine months ended September 30, 2012 was 920 and 1,316, respectively. The monthly average number of metal forward contracts traded by the Partnership during the three and nine months ended September 30, 2012 was 142 and 102, respectively. The monthly average notional value of currency forward contracts held by the Partnership during the three and nine months ended September 30, 2012 was $0 and $685,407, respectively.

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

September 30, 2013

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

The following table indicates the Partnership’s trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2012.

Sector	Three Months Ended September 30, 2012 Gain (loss) from trading		Nine Months Ended September 30, 2012 Gain (loss) from trading
Currencies	$(87,929)		$(1,520,668)
Energy	(235,095)		(682,782)
Grains	474,707		(313,086)
Indices	85,058		(877,327)
Interest Rates U.S.	30,406		264,612
Interest Rates Non-U.S.	97,753		588,830
Livestock	168,340		(6,315)
Metals	(355,677)		(322,234)
Softs	(389,503)		(1,175,806)

Total	$(211,940	)*****	$(4,044,776	)*****

*****	This amount is in “Total trading results” on the Statements of Income and Expenses and Changes in Partners’ Capital.

Tidewater Futures Fund L.P.

Notes to Financial Statements

September 30, 2013

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

On October 1, 2012, the Financial Accounting Standards Board (the “FASB”) issued ASU 2012-04 “Technical Corrections and Improvements,” which makes minor technical corrections and clarifications to ASC 820, “Fair Value Measurements and Disclosures.” When the FASB issued Statement 157 (codified in ASC 820), it conformed the use of the term “fair value” in certain pre-Codification standards but not others. ASU 2012-04 conforms the term’s use throughout the ASC “to fully reflect the fair value measurement and disclosure requirements” of ASC 820. ASU 2012-04 also amends the requirements that must be met for an investment company to qualify for the exemption from presenting a statement of cash flows. Specifically, it eliminates the requirements that substantially all of an entity’s investments be carried at “market value” and that the investments be highly liquid. Instead, it requires substantially all of the entity’s investments to be carried at “fair value” and classified as Level 1 or Level 2 measurements under ASC 820. The amendments are effective for fiscal periods beginning after December 15, 2012. The adoption of this ASU did not have a material impact on the Partnership’s financial statements.

Tidewater Futures Fund L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

The Partnership and the Master consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in the Master (or other commodity pools) with no rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the period ended September 30, 2013, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets (Level 1) or that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). As of and for the period ended December 31, 2012, the Partnership did not hold any derivative instruments that were priced at broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the nine months ended September 30, 2013 and for the year ended December 31, 2012, there were no transfers of assets and liabilities between Level 1 and Level 2.

	September 30, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Master	$7,732,869	$0	$7,732,869	$0

Net fair value	$7,732,869	$0	$7,732,869	$0

	December 31, 2012	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Forwards	$107,916	$107,916	$0	$0

Total assets	$107,916	$107,916	$0	$0

Liabilities
Forwards	$74,824	$74,824	$0	$0

Total liabilities	$74,824	$74,824	$0	$0

Net fair value	$33,092	$33,092	$0	$0

Tidewater Futures Fund L.P.

Notes to Financial Statements

September 30, 2013

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

Tidewater Futures Fund L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the period ended September 30, 2013 and for the twelve months ended December 31, 2012, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the nine months ended September 30, 2013 and for the year ended December 31, 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

	September 30, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$1,210,298	$1,210,298	$0	$0
Forwards	57,129	24,303	32,826	0

Total assets	$1,267,427	$1,234,601	$32,826	$0

Liabilities
Futures	$424,606	$424,606	$0	$0
Forwards	129,795	99,846	29,949	0

Total Liabilities	554,401	524,452	29,949	0

Net fair value	$713,026	$710,149	$2,877	$0

	December 31, 2012	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$852,223	$852,223	$—	$—
Forwards	62,242	19,876	42,366	—

Total assets	$914,465	$872,099	$42,366	$—

Liabilities
Futures	$243,796	$243,796	$—	$—
Forwards	84,037	38,360	45,677	—

Total liabilities	327,833	282,156	45,677	—

Net fair value	$586,632	$589,943	$(3,311)	$—

Tidewater Futures Fund L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

5. Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specified terms on specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility, or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include swaps and certain forward and option contracts. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 4.7% to 16.8% of the Partnership’s/Master’s contracts are traded OTC.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s and the Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s and the Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership and the Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership and the Master had credit risk and concentration risk during the reporting period as CGM and/or MS & Co. or their affiliates were the counterparties or brokers with respect to the Partnership’s and the Master’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that through CGM or MS & Co., the Partnership’s and the Master’s counterparty is an exchange or clearing organization. The Partnership and the Master continue to be subject to such risks.

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

September 30, 2013

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

The Partnership and the Master consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in the Master (or other commodity pools) with no rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended September 30, 2013 and for the twelve months ended December 31, 2012, the Partnership and the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). There were no transfer of assets or liabilities between Level 1 and Level 2 during the nine months ended September 30, 2013 and for the year ended December 31, 2012.

Futures Contracts. The Master trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master on each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits directly with the exchange on which the contracts are traded. Net realized gains (losses) and changes in net unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

Tidewater Futures Fund L.P.

Notes to Financial Statements

September 30, 2013

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

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2010 through 2012 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and determined that other than that referenced in Note 3 to the financial statements, there were no subsequent events requiring adjustment of or disclosure in the financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its equity in the trading account consisting of investment in the Master and cash. The Master does not engage in the sales of goods or services. The Master’s only assets are its equity in its trading account, consisting of cash and cash margin and net unrealized appreciation on open futures. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Master and the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2013.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading, and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2013, Partnership capital decreased 25.6% from $10,146,411 to $7,548,070. This decrease was attributable to a net loss of $807,068, coupled with redemptions of 1,758.3370 Redeemable Units totaling $1,766,262, and 74.0000 General Partner unit equivalents totaling $75,011, which was partially offset by subscriptions of 49.7230 Redeemable Units totaling $50,000. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

The Master’s capital consists of the capital contributions of its partners increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemptions and distributions of profits if any.

For the nine months ended September 30, 2013, the Master’s capital increased 12.3% from $31,088,345 to $34,914,011. This increase was attributable to the subscriptions of $12,496,743, which was partially offset by the net loss of $785,501, coupled with the redemptions of $7,877,619 and distribution of interest income to feeder funds totaling $7,957. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2013, the net asset value per unit decreased 3.4% from $966.23 to $933.81 as compared to a decrease of 3.8% in the third quarter of 2012. The Partnership experienced a net trading loss before brokerage fees and related fees in the third quarter of 2013 of $68,242. Losses were primarily attributable to the Master’s trading of commodity futures in energy, U.S. and non-U.S. interest rates, metals and softs and were partially offset by gains in currencies, grains, indices and livestock. The Partnership experienced a net trading loss before brokerage fees and related fees in the third quarter of 2012 of $211,940. Losses were primarily attributable to the trading of commodity futures in currencies, energy, metals and softs and were partially offset by gains in grains, indices, livestock, U.S. and non-U.S. interest rates.

During the third quarter of 2013, the most significant losses were incurred within the metals sector, primarily during July, from short industrial and precious metals futures positions. Improving economic data from China pushed industrial metals prices higher, while weaker U.S. economic data sent precious metals higher. Within the global interest rate sector, losses were incurred primarily during July and August from short positions in European bond futures as prices advanced as investor confidence in Europe’s largest economy unexpectedly declined, supporting the case for central-bank action to stimulate growth. Within the energy sector, losses were incurred primarily during September from long positions in crude oil futures as prices declined over concern a potential shutdown of the U.S. government may reduce demand from the world’s largest oil consuming country. The Partnership’s trading losses for the quarter were partially offset by trading gains achieved within the global stock index sector during September from long positions in European, Asian, and U.S. equity index futures as prices advanced on news of positive employment figures in Europe and the U.S. Federal Reserve’s decision not to curtail its monthly bond purchasing plan. Within the currency sector, gains were experienced primarily during September from long positions in the British pound as the value of the pound advanced versus the U.S. dollar amid an improving outlook for the British economy. In addition, the British pound benefitted from bearish U.S. dollar sentiment after the U.S. Federal Reserve’s decision to delay tapering following its September policy meeting. Within the agricultural sector, gains were experienced during August from long soybean futures positions as prices climbed higher amid hot weather in the U.S. and concern of lower crop yields.

During the Partnership’s nine months ended September 30, 2013, the net asset value per unit decreased 9.2% from $1,028.45 to $933.81 as compared to a decrease of 23.6% during the nine months ended September 30, 2012. The Partnership experienced a net trading loss before brokerage fees and related fees for the nine months ended September 30, 2013 of $98,185. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, U.S. and non-U.S. interest rates, metals and softs and were partially offset by gains in grains, livestock and indices. The Partnership experienced a net trading loss before brokerage fees and related fees for the nine months ended September 30, 2012 of $4,044,776. Losses were primarily attributable to the trading of commodity futures in currencies, energy, grains, indices, livestock, metals and softs and were partially offset by gains in U.S. and non-U.S. interest rates.

During the nine months ended September 30, 2013, the most significant losses were incurred within the energy sector primarily during February, May, and September. During February, losses were incurred from long positions in crude oil and its related products as prices declined on concerns renewed European debt woes would erode fuel demand. Reports of higher than expected crude oil stockpiles in the U.S. also negatively impacted prices for February. During May, losses were incurred from long positions in natural gas futures as prices declined towards the end of the month on forecasts of mild weather and bigger-than-expected inventories in the U.S. During September, losses were incurred from long positions in crude oil futures as prices declined over concern a potential shutdown of the U.S. government may reduce demand from the world’s largest oil consuming country. Within the global interest rate sector, losses were incurred primarily during May from long positions in U.S. and European fixed income futures as prices reversed lower following a positive U.S. employment report, a rise in German sentiment, and following comments my Federal Reserve Chairman Bernanke that the U.S. central bank would possibly begin to tape its quantitative easing. Within the currency sector, losses were incurred primarily during August from long positions in the euro and Swiss franc against the U.S. dollar as the value of these currencies declined amid speculation the U.S. Federal Reserve’s policy of quantitative easing was nearing an end. Additionally, the value of the euro continued to decline after ECB President Draghi stated that he expected interest rates to remain low. Within the metals sector, losses were incurred primarily during July from short industrial and precious metals futures positions as improving economic data from China pushed industrial metals prices higher, while weaker U.S. economic data sent precious metals higher. The Partnership’s losses for the first nine months of the year were partially offset by trading gains achieved within the global stock index sector, primarily during January and May, from long positions in U.S. and Pacific Rim equity index futures as prices rose amid optimism central banks will maintain loose monetary policies to boost economic growth. Within the agricultural complex, gains were experienced during May from long positions in soybean futures as prices advanced amid planting delays in the U.S. and sustained demand from China.

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

Interest income on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM and or MS & Co., as applicable based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income for the three and nine months ended September 30, 2013 decreased by $1,690 and $3,988, respectively, as compared to the corresponding periods in 2012. The decrease in interest income is primarily due to lower average daily equity and lower U.S. Treasury bill rates during the three and nine months ended September 30, 2013, as compared to the corresponding periods in 2012. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s/Master’s accounts and upon interest rates over which neither the Partnership nor CGM or MS & Co. has control.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage fees and clearing fees for the three and nine months ended September 30, 2013 decreased by $95,215 and $373,607, respectively, as compared to the corresponding periods in 2012. The decrease in brokerage fees is due to lower average adjusted net assets during the three and nine months ended September 30, 2013, as compared to the corresponding periods in 2012.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and nine months ended September 30, 2013 decreased by $78,997 and $204,632, respectively, as compared to the corresponding periods in 2012. The decrease in management fees is due to lower average adjusted net assets during the three and nine months ended September 30, 2013, as compared to the corresponding periods in 2012.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the Management Agreement. There were no incentive fees earned for the three or nine months ended September 30, 2013 or 2012. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid an incentive fee until such Advisor recovers the net loss incurred by Chesapeake prior to January 1, 2013 and earns additional new trading profits for the Partnership.

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

Exchange margin requirements have been used by the Partnership and the Master as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. The margin levels are established by dealers and exchanges using historical price studies as well as assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuations.

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. As of January 1, 2013, the Partnership allocated substantially all of its assets to Rabar Master. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of September 30, 2013 and the highest, lowest and average values during the three months ended September 30, 2013 and the twelve months ended December 31, 2012. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012.

As of September 30, 2013, the Master’s total capitalization was $34,914,011. The Partnership owned approximately 22.1% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of September 30, 2013 was as follows:

September 30, 2013

			Three Months Ended September 30, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*

Currencies	$1,390,622	3.98%	$1,390,622	$437,632	$1,025,282
Energy	220,440	0.63%	841,665	153,555	454,909
Grains	26,125	0.08%	526,975	26,125	124,390
Indices	1,364,068	3.91%	1,896,384	60,703	1,271,961
Interest Rates U.S.	31,604	0.09%	271,068	6,667	85,848
Interest Rates Non-U.S.	368,331	1.05%	406,481	153,501	295,802
Livestock	140,063	0.40%	146,138	71,564	104,517
Metals	282,746	0.81%	686,895	4,528	474,742
Softs	216,828	0.62%	327,044	16,280	183,975

Total	$4,040,827	11.57%

*	Average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2013 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which MS&Co or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC.

MS&Co is a wholly-owned, indirect subsidiary of Morgan Stanley (“MS”), a Delaware holding company. MS files periodic reports with the Securities and Exchange Commission as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning MS and its subsidiaries, including MS&Co. As a consolidated subsidiary of MS, MS&Co does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of MS’s SEC 10-K filings for 2012, 2011, 2010, 2009, and 2008.

In addition to the matters described in those filings, in the normal course of business, each of MS and MS&Co has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions, and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. Each of MS and MS&Co is also involved, from time to time, in investigations and proceedings by governmental and/or regulatory agencies or self-regulatory organizations, certain of which may result in adverse judgments, fines or penalties. The number of these investigations and proceedings has increased in recent years with regard to many financial services institutions, including MS and MS&Co.

MS&Co is a Delaware corporation with its main business office located at 1585 Broadway, New York, New York 10036. Among other registrations and memberships, MS&Co is registered as a futures commission merchant and is a member of the National Futures Association.

There have been no material administrative, civil or criminal actions within the past five years against MS&Co or any of its individual principals and no such actions are currently pending, except as follows.

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

On June 5, 2012, MS&Co consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by the Commodity Futures Trading Commission (the “CFTC”) to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (“EFRP”). Specifically, the CFTC found that from April 2008 through October 2009, MS&Co violated Section 4c(a) of the Commodity Exchange Act and Commission Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position. In addition, the CFTC found that MS&Co violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Act and Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, MS&Co. accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. MS&Co entered into corresponding and related settlements with the CME and CBOT in which the CME found that MS&Co violated CME Rules 432.Q and 538 and fined MS&Co $750,000 and CBOT found that MS&Co violated CBOT Rules 432.Q and 538 and fined MS&Co $1,000,000.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On July 29, 2011 and September 8, 2011, the court presiding over both actions sustained defendants’ demurrers with respect to claims brought under the Securities Act of 1933, as amended, and overruled defendants’ demurrers with respect to all other claims. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $326 million, and the certificates had incurred actual losses of approximately $4 million. Based on currently available information, MS&Co believes it could incur a loss for this action up to the difference between the $326 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co, plus pre- and post-judgment interest, fees and costs. MS&Co may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against MS&Co and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints assert claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co or sold to plaintiff’s affiliates’ clients by MS&Co in the two matters was approximately $263 million. Plaintiff filed amended complaints on October 14, 2011, which raise claims under the Massachusetts Uniform Securities Act and seek, among other things, to rescind the plaintiff’s purchase of such certificates. Defendants’ motions to dismiss the amended complaints, with respect to plaintiff’s standing to bring suit and for failure to state a claim upon which relief can be granted were denied in March and October 2012, respectively. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $105 million, and the certificates had incurred actual losses of approximately $109 million. Based on currently available information, MS&Co believes it could incur a loss for these actions of up to the difference between the $105 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co, plus pre- and post-judgment interest, fees and costs. MS&Co may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co, which is styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY, NY County”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court presiding over this action denied

MS&Co’s motion to dismiss the complaint and on March 21, 2011, MS&Co appealed that order. On July 7, 2011, the appellate court affirmed the lower court’s decision denying the motion to dismiss. Based on currently available information, MS&Co believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. The defendants’ motion to dismiss the amended complaint was denied on September 19, 2012. MS&Co filed its answer on December 21, 2012. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $98 million and certain certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co believes it could incur a loss in this action up to the difference between the $98 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co, plus pre- and post-judgment interest, fees and costs. MS&Co may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. On May 21, 2012, MS&Co filed a motion to dismiss the amended complaint, which motion was denied on August 3, 2012. The court has set a trial date in May 2015. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $119 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co believes it could incur a loss in this action up to the difference between the $119 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co, plus post-judgment interest, fees and costs. MS&Co may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On September 2, 2011, the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including MS&Co. A complaint against MS&Co and other defendants was filed in the Supreme Court of NY, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raises claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On September 26, 2011, defendants removed the action to the United States District Court for the Southern District of New York. On July 13, 2012, MS& Co. filed a motion to dismiss the complaint, which motion was denied in large part on November 19, 2012. Trial is currently scheduled to begin in January 2015. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $2.8 billion, and the certificates had incurred actual losses of approximately $68 million. Based on currently available information, MS&Co believes it could incur a loss in this action up to the difference between the $2.8 billion unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co, plus pre- and post-judgment interest, fees and costs. MS&Co may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against MS&Co and certain affiliates in the Supreme Court of NY styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. was approximately $758 million. The amended complaint raises common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory and/or rescissionary damages, as well as punitive damages, associated with plaintiffs’ purchases of such certificates. On September 21, 2012, MS&Co filed a motion to dismiss the amended complaint, which was granted in part and denied in part on July 16, 2013. Defendants filed a notice of appeal of that decision on August 16, 2013. Following that decision, the total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co was approximately $656 million. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates remaining at issue in this case was approximately $324 million, and the certificates incurred actual losses of approximately $35 million. Based on currently available information, MS&Co believes it could incur a loss up to the difference between the $324 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co, plus pre- and post-judgment interest, fees and costs. MS&Co may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, defendants’ motion to dismiss was denied. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $663 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co believes it could incur a loss in this action up to the difference between the $663 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co, plus pre- and post-judgment interest, fees and costs. MS&Co may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Additional lawsuits containing claims similar to those described above may be filed in the future. In the course of its business, MS&Co, as a major futures commission merchant and broker-dealer, is party to various civil actions, claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of MS&Co. MS&Co may establish reserves from time to time in connections with such actions.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no subscriptions for the three months ended September 30, 2013. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests, including futures contracts, options, forwards and swap contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2013 - July 31, 2013	199.7760	$958.27	N/A	N/A
August 1, 2013 - August 31, 2013	83.8940	$939.03	N/A	N/A
September 1, 2013 - September 30, 2013	127.6830	$933.81	N/A	N/A
	411.3530	$946.75

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 3. Defaults Upon Senior Securities — None

Item 4. Mine Safety Disclosures — Not Applicable

Item 5. Other Information — Effective October 1, 2013, the Partnership ceased paying a brokerage fee to CGM and CGM ceased acting as a selling agent for the Partnership. Also effective October 1, 2013, the Partnership entered into a selling agreement with Morgan Stanley Smith Barney LLC (d/b/a Morgan Stanley Wealth Management). Pursuant to the selling agreement, Morgan Stanley Wealth Management will receive a selling agent fee equal to 6.5% per year of the Partnership’s month-end net assets. The selling agent fee received by Morgan Stanley Wealth Management will be shared with the properly registered/licensed financial advisers of Morgan Stanley Wealth Management who sell redeemable units in the Partnership.

Item 6. Exhibits

3.1		Second Amended and Restated Limited Partnership Agreement (filed as Exhibit 3.2 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

3.2		Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of the State of New York (filed as Exhibit 3.1 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

	(a)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated February 26, 1999 (filed as Exhibit 3.1(a) to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

	(b)	Certificate of Change of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated January 31, 2000 (filed as Exhibit 3.2(g) to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(c)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated April 1, 2001 (filed as Exhibit 3.1(b) to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

	(d)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 3.2(c) to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(e)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.1(c) to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

	(f)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.2(e) to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(g)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 30, 2009 (filed as Exhibit 99.1(a) to the current report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

	(h)	Certificate of Amendment of the Certificate of Limited Partnership dated June 30, 2010 (filed as Exhibit 3.2(h) to the current report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

(i)	Certificate of Amendment of the Certificate of Limited Partnership dated September 2, 2011 (filed as Exhibit 3.1 to the current report on Form 8-K filed on September 7, 2011 and incorporated herein by reference).

(j)	Certificate of Amendment to the Certificate of Limited Partnership dated August 7th 2013 (filed as exhibit 3.2(j) to the quarterly report on Form 10-Q filed on August 14, 2013 and incorporated herein by reference).

10.1	Amended and Restated Management Agreement among the Partnership, the General Partner and Chesapeake Capital Corporation (filed as Exhibit 10.1 to the current report on Form 8-K filed on September 16, 2010 and incorporated herein by reference).

10.1(a)	Letter extending the Management Agreement between the General Partner and Chesapeake Capital Corporation for 2012 (filed as Exhibit 10.1 (a) to the annual report on Form 10-K, filed March 27, 2013 and incorporated herein by reference).

10.1(b)	Management Agreement among the Partnership, the General Partner and Rabar Market Research, Inc. (filed as Exhibit 10.7 on Form 8-K filed on January 7, 2013 and incorporated herein by reference).

10.2	Second Amended and Restated Customer Agreement between the Partnership and Salomon Smith Barney Inc. (filed as Exhibit 10.2 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

10.3	Amended and Restated Agency Agreement between the Partnership, Smith Barney Futures Management LLC and Salomon Smith Barney Inc. (filed as Exhibit 10.3 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

10.4	Form of Subscription Agreement (filed as Exhibit 10.4 to the quarterly report on Form 10-Q filed on November 14, 2012 and incorporated herein by reference).

10.5	Joinder Agreement among Citigroup Managed Futures LLC (the former name of the General Partner), Citigroup Global Markets Inc. and Morgan Stanley Smith Barney LLC (filed as Exhibit 10 to the quarterly report on Form 10-Q filed on August 14, 2009 and incorporated herein by reference).

10.6(a)	Escrow Agreement among The Bank of New York, the General Partner and Morgan Stanley Smith Barney LLC (filed as Exhibit 10.6(a) to the annual report on Form 10-K, filed on March 27, 2013 and incorporated herein by reference).

10.6(b)	Amendment No. 5 to Escrow Agreement among The Bank of New York, the General Partner and Morgan Stanley Smith Barney LLC (filed as Exhibit 10.6(b) to the annual report on Form 10-K, filed on March 27, 2013 and incorporated herein by reference).

10.7 — Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and MSWM, effective October 1, 2013 (filed herewith).

10.8 — Commodity Futures Customer Agreement between the Partnership and MS & Co., effective September 24, 2013 (filed herewith).

Exhibit 31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director). (filed herewith).

Exhibit 31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer). (filed herewith).

Exhibit 32.1 — Section 1350 Certification (Certification of President and Director). (filed herewith).

Exhibit 32.2 — Section 1350 Certification (Certification of Chief Financial Officer). (filed herewith).

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

TIDEWATER FUTURES FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Alper Daglioglu
Alper Daglioglu
President and Director

Date: November 14, 2013

By:	/s/ Alice Lonero
Alice Lonero
Chief Financial Officer (Principal Accounting Officer)

Date: November 14, 2013